Form 10-Q
period 1996-03-31
GENEMEDICINE INC
filed 1996-05-10
CIK 907111

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 24572


                               GENEMEDICINE, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                     76-0355802
  (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                      Identification No.)


  8301 New Trails Drive, The Woodlands, Texas             77381-4248
  (Address of principal executive office)                 (zip code)


                                 (713) 364-1150
              (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes  X        No
                                                     ---          ---

  As of May 3, 1996, there were outstanding 12,579,111 and 3,750,000 shares of Common Stock and Series B Preferred Stock, par value $.001, respectively, of the registrant.

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                                                  PAGE NO.
                                                                                              ---------------

  COVER PAGE.......................................................................                     1

  TABLE OF CONTENTS................................................................                     2

  PART I. FINANCIAL INFORMATION

       ITEM 1. Financial Statements

       Balance Sheets as of March 31, 1996 and December 31, 1995...................                     3

       Statements of Operations for the three months ended March 31, 1996 and
       March 31, 1995, and for the period from inception (January 2, 1992)
       through March 31, 1996......................................................                     4

       Statements of Cash Flows for the three months ended March 31, 1996 and
       March 31, 1995, and for the period from inception (January 2, 1992)
       through March 31, 1996......................................................                     5

       Notes to Financial Statements...............................................                     6

       ITEM 2.

       Management's Discussion and Analysis of Financial Condition and Results of
       Operations..................................................................                     7

  PART II.  OTHER INFORMATION......................................................                    10

  SIGNATURES.......................................................................                    11


                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                                BALANCE SHEETS



                                                                      MARCH 31,               DECEMBER 31,
                                                                        1996                     1995
                                                                    ------------              ------------
                                                                     (UNAUDITED)
                           ASSETS
Current Assets:
  Cash and cash equivalents...................................      $ 13,305,381              $ 15,420,772
  Short-term investments......................................        23,217,046                19,776,723
  Prepaid expenses and other..................................           356,483                   420,154
                                                                    ------------              ------------
    Total current assets......................................        36,878,910                35,617,649
                                                                    ------------              ------------
Equipment, furniture and leasehold improvements, net..........         3,221,876                 3,135,697
Deposits and other assets.....................................             6,845                     6,845
                                                                    ------------              ------------
Total Assets..................................................      $ 40,107,631              $ 38,760,191
                                                                    ============              ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities....................      $  1,188,866              $  1,117,243
  Current portion of notes payable............................            27,778                    79,344
  Current portion of capital lease obligations................           313,250                   308,641
                                                                    ------------              ------------
    Total current liabilities.................................         1,529,894                 1,505,228
                                                                    ------------              ------------
Long-term Liabilities:
  Deferred contract revenue...................................         1,169,970                   919,970
  Capital lease obligations, net of current portion...........           589,629                   667,781
                                                                    ------------              ------------
    Total long-term liabilities...............................         1,759,599                 1,587,751
                                                                    ------------              ------------
Stockholders' Equity:
  Convertible preferred stock, $.001 par value; 20,000,000
    shares authorized; 3,750,000 issued and outstanding at
    March 31, 1996 and December 31, 1995, respectively........             3,750                     3,750
  Common stock, $.001 par value; 40,000,000 shares authorized;
    12,531,647 and 12,036,415 shares issued and outstanding at
    March 31, 1996 and December 31, 1995, respectively........            12,532                    12,036
  Additional paid in capital..................................        64,977,979                60,965,612
  Deferred compensation.......................................          (760,946)                 (859,557)
  Deficit accumulated during the development stage............       (27,415,177)              (24,454,629)
                                                                    ------------              ------------
    Total stockholders' equity................................        36,818,138                35,667,212
                                                                    ------------              ------------
Total Liabilities and Stockholders' Equity....................      $ 40,107,631              $ 38,760,191
                                                                    ============              ============

                              GENEMEDICINE, INC.
              (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                                                         INCEPTION
                                               THREE MONTHS ENDED                    (JANUARY 2, 1992)
                                                    MARCH 31,                             THROUGH
                                         ------------------------------                   MARCH 31,
                                             1996              1995                          1996
                                         -----------       ------------              -----------------
Revenues:
  Contract revenue..................     $ 1,000,000       $    672,000              $       4,680,000
  Research and development
    grant revenue...................          81,000                  -                        206,000
  Interest income...................         491,461            308,415                      2,693,322
                                         -----------       ------------              -----------------
                                           1,572,461            980,415                      7,579,322
Expenses:
  Research and development..........       3,561,661          2,307,646                     25,197,009
  General and administrative........         940,439            938,370                      9,437,015
  Interest expense..................          30,909             29,816                        360,475
                                         -----------       ------------              -----------------
    Total expenses..................       4,533,009          3,275,832                     34,994,499
                                         -----------       ------------              -----------------
Net loss............................     $(2,960,548)      $ (2,295,417)             $     (27,415,177)
                                         ===========       ============              =================

Loss per share......................     $     (0.24)      $      (0.27)
Shares used in computing loss
  per share.........................      12,331,350          8,372,898

                               GENEMEDICINE,INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                                 Inception
                                                                                 Three Months Ended          (January 2, 1992)
                                                                                      March 31,                   through
                                                                        --------------------------------         March 31,
                                                                            1996               1995                1996
                                                                        --------------     -------------     ----------------
Cash flows used in operating activities:
  Net loss.......................................................        $(2,960,548)       $(2,295,417)      $(27,415,177)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization................................            188,978            137,117          1,196,334
    Issuance of convertible debt for noncash consideration.......                  -                  -            905,000
    Issuance of stock for noncash consideration..................                  -                  -             21,050
    Purchases of short-term investments..........................                  -                  -         (3,997,171)
    Compensation expense related to stock plans..................             98,611             97,545          1,233,579
    Loss on equipment retirements................................                  -                  -              3,980
    Changes in assets and liabilities:
      (Increase) decrease in prepaid expenses and other assets...             63,671             34,795           (260,201)
      Increase in accounts payable and accrued liabilities.......             71,623           (305,254)         1,188,866
      Increase in deferred contract revenue......................            250,000          1,427,985          1,169,970
                                                                         -----------        -----------       ------------
        Net cash used in operating activities....................         (2,287,665)          (903,229)       (25,953,770)
                                                                         -----------        -----------       ------------
Cash flows used in investing activities:
  Purchase of equipment, furniture, leasehold improvements
    and other...................................................            (275,157)          (667,781)        (4,425,317)
  Purchases of short-term investments...........................          (3,440,323)          (949,991)       (19,219,875)
  Purchase of certificates of deposit...........................                   -                  -           (100,000)
                                                                         -----------        -----------       ------------
       Net cash used in investing activities....................          (3,715,480)        (1,617,772)       (23,745,192)
                                                                         -----------        -----------       ------------
Cash flows from financing activities:
  Proceeds from notes payable and capital lease obligations.....                   -                  -          2,030,823
  Repayment of notes payable and capital lease obligations......            (125,109)           (81,092)          (969,166)
  Advance on line of credit.....................................                   -                  -            750,000
  Proceeds from issuance of preferred stock (net)...............                   -                  -         22,264,465
  Proceeds from issuance of common stock (net)..................           4,012,863              8,095         38,928,221
                                                                         -----------        -----------       ------------
        Net cash provided by financing activities...............           3,887,754            (72,997)        63,004,343
                                                                         -----------        -----------       ------------
Net increase (decrease) in cash and cash equivalents............          (2,115,391)        (2,593,998)        13,305,381
Cash and cash equivalents, beginning of period..................          15,420,772         18,175,356                  -
                                                                         -----------        -----------       ------------
Cash and cash equivalents, end of period........................         $13,305,381        $15,581,358       $ 13,305,381
                                                                         ===========        ===========       ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest......................         $    30,909        $    29,816       $    359,775
Supplemental schedule of noncash financing activity:
  Issuance of convertible debt for technology...................         $         -        $         -       $    905,000
  Conversion of debt to preferred and common stock..............         $         -        $         -       $  1,786,000

                              GENEMEDICINE, INC.
              (A DELAWARE CORPORATION  IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                  (UNAUDITED)


  1.  ORGANIZATION AND BASIS OF PRESENTATION:

            GeneMedicine, Inc. (the "Company"), a Delaware corporation in the development stage, was incorporated on January 2, 1992, under the name of Vector Therapeutics, Inc. The Company is developing non-viral gene therapies that may provide unique clinical benefits in the treatment of a number of human diseases. The Company's initial research programs are based on inventions by leading scientists at Baylor College of Medicine ("Baylor") and the University of California, San Francisco. The Company intends to develop its products through alliances with major pharmaceutical and biotechnology companies.

            The Company is a development stage company which has devoted substantially all of its efforts to research and product development and has not yet generated any revenues from the sale of products, nor is there any assurance of future product revenues. In addition, the Company expects to continue to incur losses for the foreseeable future, and there can be no assurance that the Company will successfully complete the transition from a development stage company to successful operations. The research and development activities engaged in by the Company involve a high degree of risk and uncertainty. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, the reliance on collaborative arrangements for research and contractual agreements with corporate partners, and the ability to develop or access manufacturing, sales and marketing experience. Additional factors include uncertainties as to patents and proprietary technologies, technological change and risk of obsolescence, development of products, competition, government regulations and regulatory approval, and product liability exposure. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's future success.

            The accompanying interim financial statements are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included with the Company's Annual Report to Stockholders for the year ended December 31, 1995.

                                    GENEMEDICINE, INC.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

            Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to differences include, but are not limited to, those discussed in this section and the Company's Form 10-K for the year ended December 31, 1995.

            Since its inception in January 1992, GeneMedicine has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and has not received any revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. The Company expects to incur substantial losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. At March 31, 1996, the Company's accumulated deficit was approximately $27.4 million.

  RESULTS OF OPERATIONS

            Revenues of $1.6 million were recorded for the quarter ended March 31, 1996, which consisted of contract revenue of $1.0 million, research and development grant revenue of $0.1 million and interest income of $0.5 million. This compares with revenues of $1.0 million for the quarter ended March 31, 1995, which consisted of contract revenue of $0.7 million and interest income of $0.3 million. The contract revenues in respective quarters resulted from a corporate partnership with Boehringer Mannheim, effective February 1995, to develop certain non-viral gene medicines for application in the field of cancer. The increase in interest income in the first quarter of 1996 compared to the same period in 1995 was primarily the result of higher average cash balances in 1996 due to the Company's follow-on public offering in October 1995.

            The Company's research and development expense for the quarter ended March 31, 1996 was $3.6 million compared to $2.3 million for the first quarter of 1995. The increase in research and development expense was generally due to the expansion of the Company's research and development activities resulting in staffing increases and the related salary and benefit costs, as well as additional laboratory supplies and other support costs. The expansion of research and development activities resulted primarily from increased efforts in the cancer and insulin-like growth factor-I (IGF-I) programs. In February 1995, the Company commenced research and development efforts in the field of cancer, which is the focus of a multi-year corporate partnership consummated with Boehringer Mannheim in July 1995. The Company is developing a gene medicine for the treatment of focal muscle atrophy that utilizes the gene coding for IGF-I and anticipates the filing of an IND application with the FDA in the second half of 1996. The Company anticipates that expenditures will increase over the next several years as it expands its research and product development efforts.

            General and administrative expense of $0.9 million for the quarter ended March 31, 1996, remained flat compared to the first quarter of 1995 which included costs related to the move of the Company to its facility in The Woodlands, Texas.

            Net loss per share for the three months ended March 31, 1996 was $0.24 as compared to a net loss per share of $0.27 for the same period in 1995. The decrease in the Company's net loss per share was attributable to the recognition of increased contract revenue, which was partially offset by increased operating expenses, coupled with an increase in average shares outstanding.

  LIQUIDITY AND CAPITAL RESOURCES

            Since its inception, the Company has financed its operations primarily through private sales of its equity securities, its initial and follow-on public offerings and revenues from corporate alliances. Through March 31, 1996, the Company had received approximately $61.0 million in net proceeds from sales of its equity securities. At March 31, 1996, the Company had working capital of $35.3 million and cash, cash equivalents and short-term investments of $36.5 million.

            The Company expects its cash requirements to increase significantly in future periods. The Company will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of its potential products, and to market with its partners any products that are developed. In addition, the Company currently plans to manufacture clinical scale quantities of its products, which will require the Company to expend substantial additional capital. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing and scale-up and effective commercialization activities and arrangements. Based on its current plans, the Company believes that its available cash, including proceeds from projected interest income and committed funding from corporate partners, will be sufficient to meet the Company's operating expenses and capital requirements through mid-1999. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time. The Company intends to seek additional funding through public or private financing, research and development arrangements with potential corporate partners, or from other sources. There can be no assurance that additional financing will be available on favorable terms, if at all. In the event that adequate funding is not available, the Company may be required to delay, reduce or eliminate one or more of its research or development programs, or obtain funds through arrangements with corporate collaborators or others that may require the Company to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise seek. Insufficient financing also may require the Company to relinquish rights to certain of its technologies that the Company would otherwise develop or commercialize itself.

            The Company's business is subject to significant risks, including, without limitation, uncertainties associated with the length and expense of the regulatory approval process and with obtaining and enforcing patents. Although the Company's products may appear promising at an early stage of development, they may not be successfully commercialized for a number of reasons, such as the possibility that the potential products will be determined to be ineffective during clinical trials, fail to receive necessary approvals, be uneconomical to manufacture or market, or be precluded from commercialization by proprietary rights of third parties. In addition, the failure by the Company to obtain patent protection for its products may make certain of its products commercially unattractive.

            In October 1994, the Company became a party to a class action suit which alleged violations of certain federal laws primarily arising out of activities of David Blech and D. Blech & Company, Inc. in connection with the public offerings of certain securities, including that of the Company. Four class action complaints were filed by different plaintiffs relating to the same subject matter. GeneMedicine was named as a defendant in three of these actions. The four complaints were superseded by an Amended Consolidated Class Action Complaint (the "Amended Complaint") which was filed on March 27, 1995. In June 1995, the Company and the other named defendants, including David Blech, D. Blech & Company, Inc., the former chairman of the Board of the Company and 10 other biotechnology companies, moved to dismiss the Amended Complaint. The plaintiff submitted an opposition for motion for dismissal on July 12, 1995. The Company submitted a reply to the opposition on July 26, 1995. On November 9, 1995, arguments for a motion to dismiss were heard. The Company is currently awaiting a ruling from the court. The Company believes the suit is without merit and will not have a material adverse effect upon the financial position of the Company.

                              GENEMEDICINE, INC.

                          PART II - OTHER INFORMATION
                          ---------------------------

  Item 1.  Legal Proceedings
           None

  Item 2.  Changes in Securities
           See Item 6(b).

  Item 3.  Defaults upon Senior Securities
           None

  Item 4.  Submission of Matters to a Vote of Security Holders
           None

  Item 5.  Other Information
           None

  Item 6.  Exhibits and Reports on Form 8-K
  (a)      EXHIBITS
           27 FINANCIAL DATA SCHEDULE
  (b) Current Report on Form 8-K, dated January 16, 1996, filed with the Commission on January 29, 1996 in connection with the designation of a new class of Series A Junior Participating Preferred Stock and the adoption of a Rights Agreement. No financial statements were filed with this report.

                              GENEMEDICINE, INC.

                                  SIGNATURES
                                  ----------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GENEMEDICINE, INC.



  Date:  05/10/96                  By: John M. Dodson
         ---------                     ------------------------------
                                       John M. Dodson
                                       Director, Finance & Accounting
                                       (on behalf of the Registrant and as
                                       the Registrant's Principal Accounting
                                         Officer)