Form 10-Q
period 1996-06-30
GENEMEDICINE INC
filed 1996-08-08
CIK 907111

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996

                                       or

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

As of August 6, 1996, there were outstanding 12,961,326 and 3,750,000 shares of Common Stock and Series B Preferred Stock, par value $.001, respectively, of the registrant.

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                                                PAGE NO.
                                                                                                --------

  COVER PAGE.......................................................................                1
  TABLE OF CONTENTS................................................................                2

  PART I. FINANCIAL INFORMATION

       ITEM 1.  Financial Statements

       Balance Sheets as of June 30, 1996 and December 31, 1995....................                3

       Statements of Operations for the three and six months ended June 30, 1996 and June 30, 1995, and for the period from inception (January 2, 1992)
       through June 30, 1996.......................................................                4

       Statements of Cash Flows for the six months ended June 30, 1996 and
       June 30, 1995,  and for the period from inception (January 2, 1992)
       through June 30, 1996.......................................................                5

       Notes to Financial Statements...............................................                6

       ITEM 2.

       Management's Discussion and Analysis of Financial Condition and Results of
       Operations..................................................................                7

  PART II.  OTHER INFORMATION......................................................               10

  SIGNATURES.......................................................................               12

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                                BALANCE SHEETS

                                                                                     June 30,         December 31,
                                                                                       1996               1995
                                                                                  --------------     --------------
                                                                                    (unaudited)
                                       ASSETS
                                       ------
Current Assets:
        Cash and cash equivalents...............................................  $   14,393,826     $   15,420,772
        Short-term investments..................................................      20,145,141         19,776,723
        Prepaid expenses and other..............................................         250,089            420,154
                                                                                  --------------     --------------
                Total current assets............................................      34,789,056         35,617,649
                                                                                  --------------     --------------
Equipment, furniture and leasehold improvements, net............................       3,142,459          3,135,697
Deposits and other assets.......................................................           6,845              6,845
                                                                                  --------------     --------------
Total Assets....................................................................  $   37,938,360     $   38,760,191
                                                                                  ==============     ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Current Liabilities:
        Accounts payable and accrued liabilities................................  $    1,103,342     $    1,117,243
        Current portion of notes payable........................................           6,944             79,344
        Current portion of capital lease obligations............................         328,786            308,641
                                                                                  --------------     --------------
                Total current liabilities.......................................       1,439,072          1,505,228
                                                                                  --------------     --------------
Long-term Liabilities:
        Deferred contract revenue...............................................       1,419,970            919,970
        Capital lease obligations, net of current portion.......................         498,270            667,781
                                                                                  --------------     --------------
                Total long-term liabilities.....................................       1,918,240          1,587,751
                                                                                  --------------     --------------
Stockholders' Equity:
        Convertible preferred stock, $.001 par value; 20,000,000 shares authorized: 3,750,000 issued and outstanding at June 30,
                1996 and December 31, 1995, respectively.......................            3,750              3,750
        Common stock, $.001 par value; 40,000,000 shares authorized;
                12,881,729 and 12,036,415 shares issued and outstanding at
                June 30, 1996 and December 31, 1995, respectively..............           12,882             12,036
        Additional paid in capital.............................................       65,289,125         60,965,612
        Deferred compensation..................................................         (662,335)          (859,557)
        Deficit accumulated during the development stage.......................      (30,062,374)       (24,454,629)
                                                                                  --------------     --------------
                Total stockholders' equity.....................................       34,581,048         35,667,212
                                                                                  --------------     --------------
Total Liabilities and Stockholders' Equity.....................................   $   37,938,360     $   38,760,191
                                                                                  ==============     ==============

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                               Inception
                                          Three months ended                 Six months ended             (January 2, 1992)
                                                June 30,                         June 30,                      through
                                    -----------------------------      --------------------------              June 30,
                                       1996              1995              1996         1995                      1996
                                    -----------        ----------      ------------   -----------         ------------------
Revenues:
  Contract revenue................  $  1,000,000       $  1,008,000    $  2,000,000   $  1,680,000        $     5,680,000
  Research and development
    grant revenue.................             -                  -          81,000              -                206,000
  Interest income.................       469,242            284,632         960,703        593,047              3,162,564
                                    ------------       ------------    ------------   ------------        ---------------
    Total revenues................     1,469,242          1,292,632       3,041,703      2,273,047              9,048,564

Expenses:
  Research and development........     3,189,612          2,786,696       6,751,273      5,094,342             28,386,621
  General and administrative......       898,721            773,519       1,839,160      1,711,889             10,335,736
  Interest expense................        28,106             41,400          59,015         71,216                388,581
                                    ------------       ------------    ------------   ------------        ---------------
     Total expenses...............     4,116,439          3,601,615       8,649,448      6,877,447             39,110,938
                                    ------------       ------------    ------------   ------------        ---------------
Net loss..........................  $ (2,647,197)      $ (2,308,983)   $ (5,607,745)  $ (4,604,400)       $   (30,062,374)
                                    ============       ============    ============   ============        ===============

Loss per share....................  $      (0.21)      $      (0.27)   $      (0.45)  $      (0.55)
                                    ============       ============    ============   ============
Shares used in computing
  loss per share..................    12,717,884          8,405,254      12,524,652      8,389,165
                                    ============       ============    ============   ============

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                          Six Months Ended                   Inception
                                                                              June 30,                   (January 2, 1992)
                                                                   ------------------------------            through
                                                                       1996              1995              June 30, 1996
                                                                   -------------      -----------      ---------------------

Cash flows used in operating activities:
  Net loss......................................................   $   (5,607,745)    $   (4,604,400)  $     (30,062,374)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
    Depreciation and amortization...............................          378,525            297,692           1,385,881
    Issuance of convertible debt for noncash consideration......                -                  -             905,000
    Issuance of stock for noncash consideration.................                -                  -              21,050
    Purchase of short-term investments..........................                -                  -          (3,997,171)
    Compensation expense related to stock options...............          197,222            196,050           1,332,190
    Loss on equipment retirements...............................                -                  -               3,980
    Changes in assets and liabilities:
      Decrease (increase) in prepaid and other assets...........          170,065            126,381            (153,807)
      Increase (decrease) in accounts payable and accrued
      liabilities...............................................          (13,901)          (412,682)          1,103,342
      Increase in deferred contract revenue.....................          500,000            419,985           1,419,970
                                                                   --------------      -------------    ----------------
        Net cash used in operating activities...................       (4,375,834)        (3,976,974)        (28,041,939)
                                                                   --------------      -------------    ----------------

Cash flows used in investing activities:
  Purchases of short-term investments...........................         (368,418)        (2,995,802)        (16,147,970)
  Purchase of equipment, furniture, leasehold improvements
    and other...................................................         (385,287)          (852,133)         (4,535,447)
  Purchase of certificates of deposit...........................                -                  -            (100,000)
                                                                   --------------       ------------     ---------------
        Net cash used in investing activities...................         (753,705)        (3,847,935)        (20,783,417)
                                                                   --------------       ------------     ---------------

Cash flows from financing activities:
  Proceeds from notes payable and capital lease obligation......                -            723,990           2,030,823
  Repayment of notes payable and capital lease obligation.......         (221,766)          (200,180)         (1,065,823)
  Advance on line of credit.....................................                -                  -             750,000
  Proceeds from issuance of preferred stock.....................                -                  -          22,264,465
  Proceeds from issuance of common stock........................        4,324,359            200,362          39,239,717
                                                                   --------------       ------------     ---------------
        Net cash provided by financing activities...............        4,102,593            724,172          63,219,182
                                                                   --------------       ------------     ---------------
Net increase (decrease) in cash and cash equivalents............       (1,026,946)        (7,100,737)         14,393,826
Cash and cash equivalents, beginning of period..................       15,420,772         18,175,356                   -
                                                                   --------------       ------------     ---------------
Cash and cash equivalents, end of period........................   $   14,393,826       $ 11,074,619     $    14,393,826
                                                                   ==============       ============     ===============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest......................   $       59,015       $     71,216     $       387,881
Supplemental schedule of noncash financing activity:
  Issuance of convertible debt for technology...................   $            -       $          -     $       905,000
  Conversion of debt to preferred and common stock..............   $            -       $          -     $     1,786,000

                              GENEMEDICINE, INC.
              (A DELAWARE CORPORATION  IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


  1.  ORGANIZATION AND BASIS OF PRESENTATION:

      GeneMedicine, Inc. (the "Company") is a Delaware corporation in the development stage. The Company is developing non-viral gene therapies that may provide unique clinical benefits in the treatment of a number of human diseases. The Company's initial research programs are based on inventions by leading scientists at Baylor College of Medicine ("Baylor") and the University of California, San Francisco. The Company intends to develop its products through alliances with major pharmaceutical and biotechnology companies.

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

      Since its inception in January 1992, GeneMedicine has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and has not received any revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. The Company expects to incur substantial losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. At June 30, 1996, the Company's deficit accumulated during the development stage was approximately $30.1 million.

RESULTS OF OPERATIONS

      Revenues of $1.5 million and $3.0 million were recorded for the three and six months ended June 30, 1996, respectively, which consisted primarily of contract revenue of $1.0 million and $2.0 million, and interest income of $0.5 million and $1.0 million, respectively. These results compare with revenues of $1.3 million and $2.3 million for the three and six months ended June 30, 1995, which consisted of contract revenue of $1.0 million and $1.7 million, and interest income of $0.3 million and $0.6 million, respectively. The contract revenues in respective periods resulted from a corporate partnership with Boehringer Mannheim, effective February 1995, to develop certain non-viral gene medicines for application in the field of cancer. The increases in interest income in 1996 compared to the same periods in 1995 were primarily the result of higher average cash balances in 1996 due to the Company's follow-on public offering in October 1995.

      The Company's research and development expenses for the quarter ended June 30, 1996 were $3.2 million compared to $2.8 million for the second quarter of 1995. For the six months ended June 30, 1996, research and development expenses increased to $6.8 million from $5.1 million for the same period in 1995. These increases were generally due to the expansion of the Company's research and development activities resulting in staffing increases and the related salary and benefit costs, as well as additional laboratory supplies and other support costs. The expansion of research and development activities is driven by increased efforts in the cancer and insulin-like growth factor-I (IGF-I) programs. The Company anticipates that expenditures will increase over the next several years as it expands its research and product development efforts.

      General and administrative expenses increased to $0.9 million for the quarter ended June 30, 1996, from $0.8 million for the same period in 1995, and to $1.8 million for the six months ended June 30, 1996, from $1.7 million for the same period in 1995. These increases are due to the addition of administrative support personnel in the fourth quarter of 1995.

      Losses per share for the three and six months ended June 30, 1996 were $0.21 and $0.45, respectively, as compared to losses per share of $0.27 and $0.55 for the same periods in 1995. These decreases in loss per share are due to an increase in average shares outstanding in 1996 primarily due to the Company's follow-on public offering of three million shares in October 1995.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company has financed its operations primarily through private sales of its equity securities, its initial and follow-on public offerings and revenues from corporate alliances. Through June 30, 1996, the Company had received approximately $61.3 million in net proceeds from sales of its equity securities and $7.1 million from contract research payments. At June 30, 1996, the Company had working capital of $33.3 million and cash, cash equivalents and short-term investments of $34.5 million.

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

      In October 1994, the Company became a party to a class action suit in the U.S. District Court for the Southern District of New York (the "Court") which alleged violations of certain federal laws primarily arising out of activities of David Blech and D. Blech & Company, Inc. in connection with the public offerings of certain securities, including that of the Company. Four class action complaints were filed by different plaintiffs relating to the same subject matter. GeneMedicine was named as a defendant in three of these actions. The four complaints were superseded by an Amended Consolidated Class Action Complaint (the "Amended Complaint") which was filed on or about March 27, 1995. In June 1995, the Company and the other named defendants, including David Blech,
D. Blech & Company, Inc., the former chairman of the Board of the Company and 10 other biotechnology companies, moved to dismiss the Amended Complaint. On November 9, 1995, oral argument on the motions to dismiss was heard by the Court. In June 1996, the Court issued an opinion granting the Company's motion to dismiss the complaint against it and granting plaintiffs leave to replead within 20 days. Plaintiffs have since filed a second Amended Consolidated Class Action Complaint which does not name the Company as a defendant.

                              GENEMEDICINE, INC.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

      In October 1994, the Company became a party to a class action suit in the U.S. District Court for the Southern District of New York (the "Court") which alleged violations of certain federal laws primarily arising out of activities of David Blech and D. Blech & Company, Inc. in connection with the public offerings of certain securities, including that of the Company. Four class action complaints were filed by different plaintiffs relating to the same subject matter. GeneMedicine was named as a defendant in three of these actions. The four complaints were superseded by an Amended Consolidated Class Action Complaint (the "Amended Complaint") which was filed on or about March 27, 1995. In June 1995, the Company and the other named defendants, including David Blech,
D. Blech & Company, Inc., the former chairman of the Board of the Company and 10 other biotechnology companies, moved to dismiss the Amended Complaint. On November 9, 1995, oral argument on the motions to dismiss was heard by the Court. In June 1996, the Court issued an opinion granting the Company's motion to dismiss the complaint against it and granting plaintiffs leave to replead within 20 days. Plaintiffs have since filed a second Amended Consolidated Class Action Complaint which does not name the Company as a defendant.

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of GeneMedicine, Inc. was held on May 17, 1996.

         (b) The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

             Proposal 1

             The election of six directors to the Board of Directors to hold office for the term specified pursuant to the proposal concerning classified board of directors and until his successor is elected and has qualified, or until such director's earlier death, resignation or removal:


                                       For      Withheld
                                    ----------  --------

  Edward L. Cahill                  11,963,397   317,704
  Stanley T. Crooke                 11,963,397   317,704
  David F. J. Leathers              11,963,397   317,704
  Arthur M. Pappas                  11,963,397   317,704
  Eric Tomlinson                    11,963,397   317,704
  W. Leigh Thompson                 11,963,397   317,704


     Proposal 2

     Approval of the Company's Certificate of Incorporation and By-laws, as amended, to provide for a classified Board of Directors and to limit the ability of stockholders to remove a director without cause.

     Votes in favor:                 7,362,848
     Votes against:                  2,254,132
     Abstentions:                       98,450

     Proposal 3

     Approval of the Company's Certificate of Incorporation and By-laws, as amended, to eliminate the stockholder power to call special stockholders' meetings and actions by written consent of the stockholders.

     Votes in favor:                 7,243,125
     Votes against:                  2,192,347
     Abstentions:                      263,659


     Proposal 4

     Approval of Article IV of the Company's Certificate of Incorporation, as amended, to add a Fair Price Provision relating to certain business combinations.

     Votes in favor:                 7,544,189
     Votes against:                  2,150,856
     Abstentions:                      112,550

     Proposal 5

     Ratification of the selection of Arthur Andersen, LLP as independent auditors of the Company for its fiscal year ending December 31, 1996:

     Votes in favor:                12,276,281
     Votes against:                     23,260
     Abstentions:                        9,260

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         None

                              GENEMEDICINE, INC.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            GENEMEDICINE, INC.



  Date:  08/08/96           By: /s/ John M. Dodson
                            ____________________________
                            John M. Dodson
                            Director, Finance & Accounting
                            (on behalf of the Registrant and as the Registrant's
                             Principal Accounting Officer)