Form 10-Q
period 1996-09-30
GENEMEDICINE INC
filed 1996-10-25
CIK 907111

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

                                       or

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

  As of October 21, 1996, there were outstanding 12,995,600 and 3,750,000 shares of Common Stock and Series B Preferred Stock, par value $.001, respectively, of the registrant.

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                                            PAGE NO.
                                                                                      --------------------

  COVER PAGE........................................................................        1
  TABLE OF CONTENTS.................................................................        2

  PART I. FINANCIAL INFORMATION

       ITEM 1.   Financial Statements

       Balance Sheets as of September 30, 1996 and December 31, 1995................        3

       Statements of Operations for the three and nine months ended September 30, 1996 and September 30, 1995, and for the period from inception (January 2, 1992)
       through September 30, 1996...................................................        4

       Statements of Cash Flows for the nine months ended September 30, 1996 and
       September 30, 1995,  and for the period from inception (January 2, 1992)
       through September 30, 1996...................................................        5

       Notes to Financial Statements................................................        6

       ITEM 2.

       Management's Discussion and Analysis of Financial Condition and Results of
       Operations...................................................................        7

  PART II.  OTHER INFORMATION.......................................................        10

  SIGNATURES........................................................................        11


                           GENEMEDICINE, INC.
           (A Delaware Corporation in the Development Stage)
                               BALANCE SHEETS

                                                                                 September 30,           December 31,
                                                                                     1996                    1995
                                                                                 ---------------       ----------------
                                      ASSETS                                      (unaudited)
                                     --------
Current Assets:
        Cash and cash equivalents...............................................   $ 19,052,308         $ 15,420,772
        Short-term investments..................................................     13,670,710           19,776,723
        Prepaid expenses and other..............................................        277,178              420,154
                                                                                   ------------         ------------
                Total current assets............................................     33,000,196           35,617,649
                                                                                   ------------         ------------
Equipment, furniture and leasehold improvements, net............................      3,035,226            3,135,697
Deposits and other assets.......................................................          8,395                6,845
                                                                                   ------------         ------------
Total Assets....................................................................   $ 36,043,817         $ 38,760,191
                                                                                   ============         ============
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------
Current Liabilities:
        Accounts payable and accrued liabilities................................   $    920,719         $  1,117,243
        Deferred revenue........................................................        721,133                   --
        Current portion of notes payable........................................             --               79,344
        Current portion of capital lease obligations............................        373,679              308,641
                                                                                   ------------          -----------
                Total current liabilities.......................................      2,015,531            1,505,228
                                                                                   ------------          -----------
Long-term Liabilities:
        Deferred contract revenue...............................................      1,669,970              919,970
        Capital lease obligations, net of current portion.......................        375,037              667,781
                                                                                   ------------          -----------
                Total  long-term liabilities....................................      2,045,007            1,587,751
                                                                                   ------------          -----------
Stockholders' Equity:
        Convertible preferred stock, $.001 par value; 20,000,000 shares authorized; 3,750,000 issued and outstanding at September 30,
                1996 and December 31, 1995, respectively........................          3,750                3,750
        Common stock, $.001 par value; 40,000,000 shares authorized;
                12,990,314 and 12,036,415 shares issued and outstanding at
                September 30, 1996 and December 31, 1995, respectively..........         12,990               12,036
        Additional paid in capital..............................................     65,329,903           60,965,612
        Deferred compensation...................................................       (563,849)            (859,557)
        Deficit accumulated during the development stage........................    (32,799,515)         (24,454,629)
                                                                                     ----------          -----------
                Total stockholders' equity......................................     31,983,279           35,667,212
                                                                                     ----------          -----------
Total Liabilities and Stockholders' Equity......................................  $  36,043,817         $ 38,760,191
                                                                                     ==========          ===========

                              GENEMEDICINE, INC.
               (A Delaware Corporation in the Development Stage)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                     INCEPTION
                                           THREE MONTHS ENDED         NINE MONTHS ENDED          (JANUARY 2, 1992)
                                              SEPTEMBER 30,             SEPTEMBER 30,                 THROUGH
                                       ------------------------     ---------------------          SEPTEMBER 30,
                                        1996              1995       1996           1995               1996
                                       ------           -------     -------       -------        ------------------
Revenues:
   Contract revenue...............  $ 1,000,000      $   999,999    $ 3,000,000   $ 2,679,999        $  6,680,000
   Research and development grant
     revenue......................           --               --         81,000            --             206,000
   Interest income................      451,646          310,006      1,412,349       903,053           3,614,210
                                    -----------       ----------    -----------   -----------        ------------
       Total revenues.............    1,451,646        1,310,005      4,493,349     3,583,052          10,500,210

Expenses:
   Research and development.......    3,332,244        2,765,332     10,083,517     7,859,674          31,718,865
   General and administrative.....      833,784          799,240      2,672,944     2,511,129          11,169,520
   Interest expense...............       22,759           42,914         81,774       114,130             411,340
                                    -----------      -----------    -----------   -----------        ------------
      Total expenses..............    4,188,787        3,607,486     12,838,235    10,484,933          43,299,725
                                    -----------      -----------    -----------   -----------        ------------
Net loss..........................  $(2,737,141)     $(2,297,481)   $(8,344,886)  $(6,901,881)       $(32,799,515)
                                    ===========      ===========    ===========   ===========        ============
Loss per share....................  $     (0.21)     $     (0.26)   $     (0.66)  $     (0.81)
                                    ===========      ===========    ===========   ===========
Shares used in computing loss
  per share.......................   12,943,509        8,872,592     12,665,290     8,552,079
                                    ===========      ===========    ===========   ===========

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                        NINE MONTHS ENDED               INCEPTION
                                                                          SEPTEMBER 30,             (JANUARY 2, 1992)
                                                                   ---------------------------           THROUGH
                                                                      1996             1995            SEPTEMBER 30,
                                                                   --------------  ------------     -------------------
Cash flows used in operating activities:
 Net loss........................................................   $ (8,344,886)   $ (6,901,881)     $ (32,799,515)
 Adjustment to reconcile net loss to net cash used
  by operating activities:
  Depreciation and amortization..................................        594,731         460,516          1,602,087
  Issuance of convertible debt for noncash consideration.........              -               -            905,000
  Issuance of stock for noncash consideration....................              -               -             21,050
  Purchase of short-term investments.............................              -      (2,007,202)        (3,997,171)
  Compensation expense related to stock options..................        295,708         294,554          1,430,676
  Loss on equipment retirements..................................              -               -              3,980
  Changes in assets and liabilities:
    Decrease (increase) in prepaid and other assets..............        141,426         (35,309)          (182,446)
    Increase (decrease) in accounts payable and accrued
      liabilities................................................       (196,524)       (236,612)           920,719
    Increase in deferred revenue and deferred contract revenue...      1,471,133         669,985          2,391,103
                                                                      ----------      ----------         ----------
      Net cash used in operating activities......................     (6,038,412)     (7,755,949)       (29,704,517)
                                                                      ----------      ----------         ----------
Cash flows used in investing activities:
 Sales (purchases) of short-term investments.....................      6,106,013               -         (9,673,539)
 Purchase of equipment, furniture, leasehold improvements
  and other......................................................       (494,260)     (1,067,036)        (4,644,420)
 Purchase of certificates of deposit.............................              -               -           (100,000)
                                                                      ----------      ----------         ----------
      Net cash used in investing activities......................      5,611,753      (1,067,036)       (14,417,959)
                                                                      ----------      ----------         ----------
Cash flows from financing activities:
 Proceeds from notes payable and capital lease obligation........              -         723,990          2,030,823
 Repayment of notes payable and capital lease obligation.........       (307,050)       (304,777)        (1,151,107)
 Advance on line of credit.......................................              -               -            750,000
 Proceeds from issuance of preferred stock.......................              -               -         22,264,465
 Proceeds from issuance of common stock..........................      4,365,245       3,920,268         39,280,603
                                                                      ----------      ----------         ----------
      Net cash provided by financing activities..................      4,058,195       4,339,481         63,174,784
                                                                       ---------      ----------         ----------
 Net increase (decrease) in cash and cash equivalents............      3,631,536      (4,483,504)        19,052,308
 Cash and cash equivalents beginning of period...................     15,420,772      18,175,356                  -
                                                                      ----------      ----------         ----------
 Cash and cash equivalents, end of period........................   $ 19,052,308    $ 13,691,852       $ 19,052,308
                                                                      ==========      ==========         ==========
 Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.......................   $     81,774    $    114,130       $    410,640
 Supplemental schedule of noncash financing activity:
  Issuance of convertible debt for technology....................   $          -    $          -       $    905,000
  Conversion of debt to preferred and common stock...............   $          -    $          -       $  1,786,000


                              GENEMEDICINE, INC.
              (A DELAWARE CORPORATION  IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)


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

            The Company has devoted substantially all of its efforts to research and product development and has not yet generated any revenues from the sale of products, nor is there any assurance of future product revenues. In addition, the Company expects to continue to incur losses for the foreseeable future, and there can be no assurance that the Company will successfully complete the transition from a development stage company to successful operations. The research and development activities engaged in by the Company involve a high degree of risk and uncertainty. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, the reliance on collaborative arrangements for research and contractual agreements with corporate partners, and the ability to develop or access manufacturing, sales and marketing experience. Additional factors include uncertainties as to patents and proprietary technologies, technological change and risk of obsolescence, development of products, competition, government regulations and regulatory approval, and product liability exposure. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's future success.

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

            Since its inception in January 1992, the Company has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and has not received any revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. The Company expects to incur substantial losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. At
  September 30, 1996, the Company's deficit accumulated during the development stage was approximately $32.8 million.

  RESULTS OF OPERATIONS

            Revenues of $1.5 million and $4.5 million were recorded for the three and nine months ended September 30, 1996, respectively, which consisted primarily of contract revenue of $1.0 million and $3.0 million, and interest income of $0.5 million and $1.4 million, respectively. These results compare with revenues of $1.3 million and $3.6 million for the three and nine months ended September 30, 1995, which consisted of contract revenue of $1.0 million and $2.7 million, and interest income of $0.3 million and $0.9 million, respectively. The contract revenues in respective periods resulted from a corporate partnership with Boehringer Mannheim, effective February 1995, to develop certain non-viral gene medicines for application in the field of cancer. The increases in interest income in 1996 compared to the same periods in 1995 were primarily the result of higher average cash balances in 1996 due to the Company's follow-on public offering in October 1995.

            The Company's research and development expenses for the quarter ended September 30, 1996 were $3.3 million compared to $2.8 million for the second quarter of 1995. For the nine months ended September 30, 1996, research and development expenses increased to $10.1 million from $7.9 million for the same period in 1995. These increases were generally due to the expansion of the Company's research and development activities resulting in staffing increases and the related salary and benefit costs, as well as additional laboratory supplies and other support costs. The expansion of research and development activities is driven by the progression of clinical development efforts in the cancer and insulin-like growth factor-I (IGF-I) programs. The Company anticipates that expenditures will increase over the next several years as it expands its research and product development efforts.

            For the quarter ended September 30, 1996, general and administrative expenses of $0.8 million were flat compared to the same period in 1995. General and administrative expenses of $2.7 million for the nine months ended September 30, 1996 increased from $2.5 million for the same period in 1995. This increase is due to higher general and administrative support costs in the first and second quarters of 1996.

            Losses per share for the three and nine months ended September 30, 1996 were $0.21 and $0.66, respectively, as compared to losses per share of $0.26 and $0.81 for the same periods in 1995. These decreases in loss per share are due to an increase in average shares outstanding in 1996 primarily due to the Company's follow-on public offering of three million shares completed in October 1995.

  LIQUIDITY AND CAPITAL RESOURCES

            Since its inception, the Company has financed its operations primarily through private sales of its equity securities, its initial and follow-on public offerings and revenues from corporate alliances. Through September 30, 1996, the Company had received approximately $61.4 million in net proceeds from sales of its equity securities and $8.4 million from contract research payments. At September 30, 1996, the Company had working capital of $31.0 million and cash, cash equivalents and short-term investments of $32.7 million.

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

            In October 1994, the Company became a party to a class action suit in the U.S. District Court for the Southern District of New York (the "Court") which alleged violations of certain federal laws primarily arising out of activities of David Blech and D. Blech & Company, Inc. in connection with the public offerings of certain securities, including that of the Company. Four class action complaints were filed by different plaintiffs relating to the same subject matter. The Company was named as a defendant in three of these actions. The four complaints were superseded by an Amended Consolidated Class Action Complaint (the "Amended Complaint") which was filed on or about
  March 27, 1995. In June 1995, the Company and the other named defendants, including David Blech, D. Blech & Company, Inc., the former chairman of the Board of the Company and 10 other biotechnology companies, moved to dismiss the Amended Complaint. On November 9, 1995, oral argument on the motions to dismiss was heard by the Court. In June 1996, the Court issued an opinion granting the Company's motion to dismiss the complaint against it and granting plaintiffs leave to replead within 20 days. Plaintiffs have since filed a second Amended Consolidated Class Action Complaint which does not name the Company as a defendant.

                              GENEMEDICINE, INC.

                          PART II - OTHER INFORMATION
                          ---------------------------


  Item 1.  Legal Proceedings

       In October 1994, the Company became a party to a class action suit in the U.S. District Court for the Southern District of New York (the "Court") which alleged violations of certain federal laws primarily arising out of activities of David Blech and D. Blech & Company, Inc. in connection with the public offerings of certain securities, including that of the Company. Four class action complaints were filed by different plaintiffs relating to the same subject matter. The Company was named as a defendant in three of these actions. The four complaints were superseded by an Amended Consolidated Class Action Complaint (the "Amended Complaint") which was filed on or about
  March 27, 1995. In June 1995, the Company and the other named defendants, including David Blech, D. Blech & Company, Inc., the former chairman of the Board of the Company and 10 other biotechnology companies, moved to dismiss the Amended Complaint. On November 9, 1995, oral argument on the motions to dismiss was heard by the Court. In June 1996, the Court issued an opinion granting the Company's motion to dismiss the complaint against it and granting plaintiffs leave to replead within 20 days. Plaintiffs have since filed a second Amended Consolidated Class Action Complaint which does not name the Company as a defendant.

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



                                         GENEMEDICINE, INC.



  Date: 10/25/96                 By: John M. Dodson
        ---------                    -----------------------------------
                                     John M. Dodson
                                     Director, Finance & Accounting
                                     (on behalf of the Registrant and as the
                                      Registrant's Principal Accounting Officer)