Form 10-K405
period 1996-12-31
GENEMEDICINE INC
filed 1997-03-26
CIK 907111

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 24572

                               GENEMEDICINE, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                  76-0355802
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)


8301 New Trails Drive, The Woodlands, Texas                  77381-4248
(Address of principal executive office)                      (zip code)

                                  281/364-1150
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par
                                                             Value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X        No ___
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation System on March 20, 1997 was $84,247,590*.

The number of shares of registrant's Common Stock outstanding as of March 20, 1997 was 13,664,252.

DOCUMENTS INCORPORATED BY REFERENCE: Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

------------------------
* Excludes 1,628,882 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of the shares outstanding on March 20, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                               GENEMEDICINE, INC.
              ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1996

                               TABLE OF CONTENTS



PART I
Item 1.     Business.............................................................   1
            Overview.............................................................   1
            Scientific and Industry Background...................................   2
            GeneMedicine Non-Viral Gene Therapy Technology.......................   2
            Product Development..................................................   4
            Strategic Alliances..................................................   7
            Licensing and Research Agreements....................................   8
            Patents and Proprietary Technology...................................   8
            Commercialization and Manufacturing..................................   9
            Government Regulation................................................  10
            Competition..........................................................  12
            Product Liability Insurance..........................................  12
            Risk Factors.........................................................  12
            Human Resources......................................................  17
            Executive Officers...................................................  17
Item 2.     Properties...........................................................  19
Item 3.     Legal Proceedings....................................................  19
Item 4.     Submission of Matters to a Vote of Security Holders..................  19

PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters  20
Item 6.     Selected Financial Information.......................................  21
Item 7.     Managements's Discussion and Analysis of Financial Condition
            and Results of Operations............................................  22
Item 8.     Financial Statements and Supplementary Data..........................  23
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.................................................  23

PART III
Item 10.    Directors and Executive Officers.....................................  24
Item 11.    Executive Compensation...............................................  24
Item 12.    Security Ownership of Certain Beneficial Owners and Management.......  24
Item 13.    Certain Relationships and Related Transactions.......................  24

PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......  25


                                     PART I
ITEM 1.   BUSINESS

  Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, the early stage of the GeneMedicine, inc.'s development and technological uncertainty, future capital needs and uncertainty of additional funding, dependence on collaborative partners and licenses, the failure of existing or future partnerships to be successful, uncertainty of patent protection, uncertainty of government regulatory requirements, level of competition and rapid technological change, as well as those set forth in "Risk Factors" and elsewhere in this Form 10-K.

OVERVIEW

  GeneMedicine, inc. ("GeneMedicine" or the "Company") is engaged in the discovery and development of a new class of pharmaceutical products that incorporate genes ("gene medicines"). The Company's gene medicines are designed to be well-characterized pharmaceutical products that are directly administered to patients to cause the production and distribution of therapeutic proteins within the body. Gene therapy requires the safe and convenient introduction of genes into specific cells of the body, the achievement of sustained therapeutic levels of the desired protein, and the control of gene function so that protein production can be modified based on the patient's needs.

  Gene medicines are intended for both acute and chronic use. They are designed to be administered through convenient and conventional routes, including intramuscular injection, inhalation and intravenous injection. The Company's initial business focus is the development of gene medicines for treating certain cancers, musculoskeletal disorders, and pulmonary diseases, as well as in the development of nucleic acid vaccines for the prophylactic treatment of viral and bacterial infections. GeneMedicine intends to develop and commercialize its products through corporate alliances with major pharmaceutical and biotechnology companies.

  GeneMedicine has established a broad proprietary position in non-viral gene therapy that includes: several key gene delivery and gene expression technologies; technology related to the manufacture of gene medicines; and, the use of certain genes to treat certain disease indications. The Company's core gene delivery technology includes lipid-, peptide-, carbohydrate-, and polymer-based systems, each of which can be applied to specific clinical targets. Gene medicines also incorporate novel DNA sequences that may be used to control the tissue-specificity, duration and level of functioning of administered genes.
The Company has developed patented GeneSwitch(TM) technology that may be used to turn off or to activate the expression of previously administered therapeutic genes in specific cells. GeneMedicine has created high-yield, low-cost and scaleable integrated manufacturing processes for the production of its gene medicines for clinical use.

  The development of cancer gene medicines at the Company is being conducted through a corporate alliance with Boehringer Mannheim Group, a part of Corange International Ltd ("Corange"). Current efforts are focused on the development of the Company's Interleukin-2 ("IL-2") Gene Medicine for the treatment of head and neck cancer. In January 1997, GeneMedicine received clearance from the U.S. Food and Drug Administration ("FDA") to commence a Phase I clinical trial using its IL-2 Gene Medicine that it is developing for the treatment of head and neck cancer. GeneMedicine anticipates commencing the Phase I clinical trial in the first half of 1997 to study the safety and tolerability of the product. In addition, GeneMedicine received clearance from the FDA late in the fourth quarter of 1996 to commence a Phase I clinical trial for the Company's Insulin Like Growth Factor-I ("IGF-I") Gene Medicine which is intended for the treatment of diabetic motor neuropathy. The IGF-I Gene Medicine has further potential broad application in the treatment of muscle disorders and neuropathies that afflict large patient populations and are not adequately addressed by current therapies, if at all. GeneMedicine anticipates commencing the Phase I clinical trial for its IGF-I Gene Medicine in the first half of 1997 to study the safety and tolerability of this product.

SCIENTIFIC AND INDUSTRY BACKGROUND

  Gene therapy is a method for the treatment or prevention of disease that uses genes to provide the patient's cells with the genetic information necessary to produce specific therapeutic proteins needed to correct or to modulate disease. Each cell in the body has the ability to produce thousands of the different proteins that are essential for cellular structure, function and growth. Genes are segments of deoxyribonucleic acid ("DNA") present in each cell in the body, which provide the information the cells use to produce proteins. Protein production begins in the nucleus of the cell when the gene is copied (transcribed) into a precursor ribonucleic acid (called pre-mRNA) which is processed in the nucleus to ribonucleic acid ("RNA") known as "messenger RNA." Messenger RNA then moves from the nucleus of the cell into the cell's cytoplasm, where it is "translated" by the cell into protein. The process of transcription and translation that results in protein production by the cell is called gene expression.

  Gene therapy approaches currently in development may be distinguished by the methods used to transfer or deliver therapeutic genes to the patient. These methods include the use of (i) cells genetically altered ex vivo (outside the body) with viruses or other gene-transfer methods, (ii) viruses (such as retrovirus and adenovirus) which have been genetically modified so that they cannot reproduce and infect other cells, and (iii) synthetic formulations of plasmids. The Company believes that ex vivo and virus-based gene therapy approaches have significant clinical and commercial limitations. Both viral and non-viral ex vivo approaches involve complex procedures whereby the target cells must be removed from the patient, modified with the therapeutic gene, expanded in number, cleansed of contaminants and then reintroduced into the patient. In addition, most ex vivo and some in vivo gene therapies result in a permanent genetic alteration of the cell, which generally precludes the ability to modulate treatment in response to therapeutic needs. While a number of viral gene therapies currently in development can potentially be suitable for direct administration, safety issues may limit their further development. These include adverse immune responses, inflammation and the development of antibodies that may block the activity of the virus-based gene therapy and prevent repeated administration.

  Non-viral methods are based on the direct administration to patients of plasmid-based gene expression systems that contain a therapeutic gene as well as genetic sequences that direct the cell to transcribe and translate this gene into a therapeutic protein. Plasmids are closed loops of DNA that can be produced in bacteria through fermentation. In the majority of cases, plasmid-based gene therapy requires the use of a synthetic gene delivery system to deliver the gene expression system to the nucleus of specific target cells within the body. Non-viral gene therapy systems can be administered by conventional and convenient methods such as intramuscular injection, inhalation or intravenous injection, can provide increased safety over viral gene therapy approaches and can be degraded from the body by natural processes allowing the gene medicine to be administered repeatedly.

  The Company is developing non-viral plasmid-based gene medicines which it believes will have significant clinical and commercial advantages over other gene therapy methods. In addition to increased safety and the direct administration benefits, these advantages include enhanced delivery of the therapeutic gene to specific target cells, and the ability to control the level and site of therapeutic protein production. The Company believes its gene medicines can provide cost-effective and convenient treatments for a wide variety of diseases and disorders without the safety concerns and practical limitations that accompany certain virus-based or ex vivo gene therapies, as well as protein drugs.

GENEMEDICINE NON-VIRAL GENE THERAPY TECHNOLOGY

  A gene medicine contains three components: a therapeutic gene that codes for a specific therapeutic protein; a gene delivery system that controls the location of the gene within the body; and a plasmid-based gene expression system that may serve to control the location, level and duration of expression of the therapeutic gene as well as the location of the resultant protein.

  Each biological target for gene therapy, such as muscle, solid tumors, the lungs or the cells of the immune system, has a different structure and biochemistry. The Company believes that for effective gene therapy each biological target requires a specific gene delivery and gene expression system. GeneMedicine is currently developing non-viral technology platforms, each consisting of a gene delivery system and a gene expression system for several target tissues including: skeletal muscle, solid tumors, lung airways, the vascular endothelium, and liver hepatocyte cells.

  The gene delivery system brings the plasmid into contact with the desired target cell, after which the plasmid is internalized into the cell across the cellular membrane. This gene expression system then moves to the nucleus of the cell, where gene expression begins, resulting in the production of a therapeutic protein through the steps of transcription and translation. The Company can engineer the gene expression system to control whether the resulting protein will remain within the cell for an intracellular effect or whether it will be secreted from the cell for either a local or systemic effect. The gene expression system can also be adjusted to control the level of protein production, as well as the location and duration of gene expression. The Company's gene medicines are designed to produce therapeutic levels of protein over a period of several days to several months.

  GeneMedicine anticipates that its gene expression systems will remain separate from the cells' chromosomal DNA and degrade from the body. Use of the Company's gene medicines is intended to be analogous to conventional pharmaceuticals because they are designed to be administered repetitively to a patient according to a dosing schedule that matches the extent and severity of the disease and can also be used to treat acute or chronic diseases.

  GENE DELIVERY SYSTEMS

  GeneMedicine is developing gene delivery systems based on three broad classes of materials-- lipids, polymers and peptides. The Company has certain rights to materials in each of these classes.

  Lipids

  GeneMedicine has exclusive and co-exclusive licenses to in vivo gene therapy uses of certain cationic lipid gene delivery technologies. The Company has shown that gene delivery systems containing cationic lipid combined with neutral lipids enhance the cellular uptake of plasmid-based gene expression systems in animals. These lipid-based gene delivery systems have been demonstrated to deliver genes to the endothelium and epithelium of the lung after intravenous administration and inhalation, respectively, and also to enhance the entry of genes into tumor cells after intratumoral administration. Lipid-based gene delivery systems are being used by the Company in its IL-2 Gene Medicine product intended for the treatment of head and neck cancer and by the Company's academic collaborators in a physician-initiated Phase I clinical trial to deliver genes to cells lining the airways. The Company also is pursuing the discovery and development of several novel classes of lipid molecules for enhancing gene delivery to a variety of tissues.

  Polymers

  The Company has developed gene delivery systems that employ certain polymers which, in certain formulations for conventional drugs, are approved for human use. The Company has shown that these polymers interact with plasmids and enhance the delivery of genes into muscle cells in vivo after intramuscular administration. The Company is employing its proprietary polymeric PINC (Protective, Interactive, Non-Condensing) gene delivery system in its IGF-I Gene Medicine. The Company's scientists have demonstrated in animal models that the use of polymeric PINC gene delivery systems can lead to a significant increase in both the level and the reproductabilty of proteins produced in muscle compared to the administration of plasmids formulated in saline (so-called "naked" DNA).

  Peptides

  GeneMedicine is developing gene delivery systems made up of short peptides and peptides containing simple sugars (glycopeptides). The peptides are designed to bind to gene expression systems to form a tightly compacted complex, which the Company believes is important for gene expression systems to gain access to certain types of cells. The glycopeptides are designed to interact specifically with natural receptors present on the surfaces of target cells and to effect the entry of the gene expression system through the membrane and into those cells. The Company also has developed certain gene delivery systems designed to enhance the movement of the gene expression system to the cell nucleus where gene expression occurs. The Company's research has shown that these gene delivery systems are non-immunogenic in animals and are as effective as adenoviruses for transferring genes into certain cells in vitro. The Company is developing glycopeptide gene delivery systems for gene medicines targeting the hepatocyte cells in the liver after intravenous administration.

  GENE EXPRESSION SYSTEMS

  The proprietary gene expression systems of GeneMedicine are designed to provide therapeutic levels of protein expression at selected sites within the body. These systems may incorporate cell-specific regulatory elements to cause transcription in specific cells. The Company's gene expression systems also can contain genetic elements that control the processing of the RNA transcripts to messenger RNA, the stability of messenger RNA and the efficiency of secretion of the gene product from the cell. Gene expression systems may contain GeneSwitch(TM) technology to enable the expression of a therapeutic protein to be regulated by administration of certain low molecular weight drugs.

  Cell-Specific Promoters

  GeneMedicine is developing plasmids containing cell-specific promoters that allow gene expression to be restricted to certain cells within the body. Cell-specific gene expression systems are being developed for several targets including: certain tumors, skeletal muscle cells, the liver and the immune system. The Company believes that cell-specific expression can enhance the effectiveness, safety and reliability of gene therapy products.

  RNA Processing

  The Company has demonstrated that certain DNA sequences, when incorporated into gene expression systems, can increase the duration and level of gene expression in vitro and in vivo. Such genetic elements increase the efficiency and accuracy of RNA processing, which leads to an increase in the amount of messenger RNA produced from the gene expression system. These genetic elements increase the stability of the messenger RNA. Particular genetic elements increase the ability of messenger RNA to direct the synthesis of the protein product. The Company has also shown that other DNA sequences, when incorporated into gene expression systems, can control the secretion of a gene product from several types of cells.

  Drug-Controlled GeneSwitch(TM)

  The Company is developing gene-switch technology which has the capability to turn off or activate the expression of previously administered therapeutic genes in specific cells. The GeneSwitch(TM) technology is activated only by certain antiprogestin drugs that are used in humans for various therapeutic applications. Gene expression continues for as long as the drug is present within the cell. Using a prototype of the GeneSwitch(TM), GeneMedicine has demonstrated drug-controlled activation of therapeutic genes in animals in several tissues. The Company has developed several cell-specific gene switches that have been shown in vitro to provide for both drug-activated and cell-specific gene expression.

PRODUCT DEVELOPMENT

  The Company's initial business focus is the development of gene medicines for treating certain cancers, musculoskeletal disorders, and pulmonary diseases, as well as in development of nucleic acid vaccines for the prophylactic treatment of viral and bacterial infections. GeneMedicine intends to develop and commercialize its products through corporate alliances with major pharmaceutical and biotechnology companies.

  CANCER GENE MEDICINES

  The development of cancer gene medicines at the Company is being conducted through a corporate alliance with Boehringer Mannheim Group, a part of Corange International Ltd. Current efforts are focused on the development of the Company's IL-2 Gene Medicine for the treatment of head and neck cancer. More than 40,000 patients in the United States and 75,000 patients in Europe are diagnosed with head and neck cancer each year. While head and neck cancers are slow to metastasize, current therapies do not provide effective treatment in that recurrence of the tumor is common and mortality in the first five years after diagnosis is approximately 30 percent. The IL-2 Gene Medicine is intended to be used initially in conjunction with surgery and radiotherapy to reduce disease recurrence and to extend survival.

  In late January 1997, GeneMedicine received clearance from the FDA to commence a Phase I clinical trial using its IL-2 Gene Medicine. GeneMedicine anticipates commencing the Phase I clinical trial in the first half of 1997 to study the safety and tolerability of the product. There can be no assurance, however, that Phase I testing of the IL-2 Gene Medicine will be completed successfully within any specific time period, if at all. GeneMedicine has demonstrated using animal models of head and neck cancer that its IL-2 Gene Medicine slows the rate of tumor progression and increases animal survival.

  The IL-2 Gene Medicine is comprised of a plasmid encoding the human IL-2 gene and a proprietary lipid gene delivery system that enhances uptake of the gene into the target cells after direct intratumoral injection. This product is designed to provide sustained, localized expression of the IL-2 protein and to promote an immune response against the tumor. The use of a lipid gene delivery system is intended to enable repeated administration of the IL-2 gene in a safe and effective manner. IL-2 is an important human cytokine that has multiple functions and which plays a major role in the body's immune response to foreign pathogens and tumors. A recombinant IL-2 protein product has FDA approval for the treatment of renal cell carcinoma. In addition, the IL-2 protein has demonstrated clinical responses in several other types of cancer. The application of the recombinant protein in the treatment of cancer is limited by its short half-life and by significant toxicity when administered systemically. In contrast, the IL-2 Gene Medicine is designed to control the sustained production of the IL-2 protein in the tumor mass, thereby avoiding potentially harmful systemic levels of the IL-2 protein. The technologies developed for therapy of solid tumors of the head and neck may be applicable to a wide range of solid tumors and systemic metastases.

  IGF-I GENE MEDICINE

  The Company believes that several muscle and peripheral nerve disorders can be treated effectively with gene medicines that cause the localized production of therapeutic proteins after intramuscular administration. Furthermore, delivery of certain gene medicines to muscle cells could cause the intended sustained production and secretion of therapeutic proteins systemically. The Company has developed proprietary polymer gene delivery systems that have been shown to enhance the in vivo level and reproducibility of gene expression significantly over naked DNA. The Company's primary focus in this product area is the development of its IGF-I Gene Medicine.

  GeneMedicine received clearance from the FDA late in the fourth quarter of 1996 to commence a Phase I clinical trial for the IGF-I Gene Medicine. The IGF-I Gene Medicine has potential broad application in the treatment of muscle disorders and neuropathies that afflict large patient populations and are not adequately addressed by current therapies, if at all. GeneMedicine anticipates commencing the Phase I clinical trial in the first half of 1997 to study the safety and tolerability of this product. There can be no assurance, however, that Phase I testing of the IGF-I Gene Medicine will be completed successfully within any specific time period, if at all. The treatment of diabetic motor neuropathy is one of the most significant potential applications for the IGF-I Gene Medicine due to the large number of patients and chronicity of this type of nerve disorder. Type II diabetics primarily are affected by this condition. The severity of the neuropathy tends to be related to the severity and duration of the patient's diabetes. Diabetes afflicts about seven million people in the United States and a comparable number of people in Europe and other developed countries. Approximately 15% of diabetic patients develop neuropathy, and about 20% of these patients develop some degree of motor nerve damage associated with weakness and loss of muscle mass and diminished strength which may impede their mobility or their ability to perform everyday tasks with their hands.

  GeneMedicine has shown in a series of animal models that its IGF-I Gene Medicine promotes nerve and muscle growth and provides sustained expression of the IGF-I protein for several weeks after a single administration. The IGF-I Gene Medicine incorporates the human IGF-I gene with one of the Company's proprietary gene delivery systems, a polymeric PINC system that enables gene delivery to skeletal muscle, and a proprietary muscle-specific gene expression system. This product is designed to provide sustained, localized expression of the IGF-I protein after direct intramuscular injection to repair nerves and restore muscle mass and strength. The product's non-viral gene delivery system is intended to reduce the likelihood of an immunogenic response and thereby allows for repeat administration over a prolonged period of time.

  IGF-I is an important natural protein found throughout the body. Under normal conditions, it stimulates and regulates development and repair of both nerves and muscles. Nerve damage can result from diseases such as diabetes or as complications from interventional treatments like cancer chemotherapy. Other conditions in which nerves become dysfunctional include: nerve injuries, e.g., carpal tunnel syndrome, cubital tunnel syndrome, Bell's palsy, and vertebral disk compression; and trauma to the limbs. Muscle atrophy and weakness may develop even if nerves are normal. A major cause of weakness and loss of muscle mass is disuse atrophy, which results from muscles not being used, for example, due to prolonged casting or to limitation of motion associated with joint disease. After joint replacement, one of the major impediments to full recovery is loss of muscle mass around the joint, brought on by lack of mobility and/or pain.

  Although the therapeutic potential of the IGF-I protein has been known for some time, development of a medicinal product has been hampered by the
challenge of delivering the protein to its site of action.   Systemic
application of IGF-I protein has been reported as resulting in undesired and often unacceptable side effects. In contrast, the Company's IGF-I Gene Medicine is intramuscularly administered at or close to the site of damage. This provides the muscle cells with the genetic information needed for those cells to produce the IGF-I protein over a sustained period of time that is then available to promote local nerve repair and muscle growth.

  In muscle atrophy studies conducted by GeneMedicine, animals treated with the IGF-I Gene Medicine showed preserved muscle mass and strength. Additional animal experiments demonstrated the effectiveness of the IGF-I Gene Medicine in accelerating the restoration of nerve conductivity to normal levels after nerve injury. The Company is entering human clinical trials of the IGF-I Gene Medicine on the basis of these and other pre-clinical studies and the overwhelming medical need for effective therapies to treat nerve and muscle disorders.

  PULMONARY GENE MEDICINES

  The Company's current efforts to develop gene medicines for indications of the pulmonary system are directed at the conditions of alpha-1 antitrypsin deficiency and asthma. GeneMedicine is employing its proprietary technology to develop products based on lipid gene delivery systems and lung epithelium-specific gene expression systems for administration by nebulization.

  GeneMedicine has provided one of its proprietary lipid gene delivery systems and alpha-1 antitrypsin ("AAT") gene expression systems to scientists at Vanderbilt University. Under a physician-initiated Investigational New Drug Application (" IND"), researchers at Vanderbilt have incorporated the AAT gene in these systems and are conducting Phase I human clinical studies of this gene medicine as part of a study on the possible treatment for AAT deficiency, a significant contributor to the development of emphysema. Approximately 160,000 people in the United States have AAT deficiency and about 23,000 of these people are at risk for hereditary emphysema. GeneMedicine retains the right to commercialize this product.

  NUCLEIC ACID VACCINES

  GeneMedicine is adapting its expertise in the delivery and control of expression of genes to opportunities in the field of nucleic acid vaccines. The prospective advantages of nucleic acid vaccines include: more precise antigenic control and greater specificity of the body's immune reaction against the intended disease-causing agent; the ability to express several antigens for protection from the same disease or multiple diseases; and, long-term antigenic memory and better control of the type of immune response the body will have against an infectious agent.

  In addition, nucleic acid vaccines may be created to provide immunization against diseases where no vaccine currently exists, and with costs and compliance potentially better than traditional vaccine approaches. The Company has identified potential gene candidates and appropriate animal models and has begun to conduct its initial research in the field.

STRATEGIC ALLIANCES

  The Company intends to develop and commercialize all of its products in corporate partnerships with major biotechnology and pharmaceutical companies. There can be no assurance, however, that the Company's current or future partnership arrangements will be successful or established on favorable terms. Should any corporate partner fail to develop or commercialize successfully any product to which it has rights, or any of the partner's products to which GeneMedicine has rights, the Company's business may be adversely affected. In addition, there can be no assurance that any of these collaborations will be continued or result in successfully commercialized products. Failure of a corporate partner to continue funding any particular program could delay or halt the development or commercialization of any products arising out of such program. The Company's Roche Alliance (defined below) will end in accordance with its terms in April 1997. In addition, there can be no assurance that the corporate partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases targeted by the Company's programs.

  In July 1995, GeneMedicine entered into a corporate partnership agreement with Corange International Ltd., the parent company of the Boehringer Mannheim Group ("Boehringer Mannheim"), providing for research and development of gene medicines to treat head and neck tumors and melanoma (the "BM Alliance"). GeneMedicine also granted Boehringer Mannheim an option exercisable within the initial three years of the BM Alliance to expand the collaboration to include additional cancer indications. Boehringer Mannheim may exercise its option by agreeing to fund additional research and development at GeneMedicine commensurate with the initial BM Alliance. Pursuant to the BM Alliance, Boehringer Mannheim agreed to fund $25 million of research and development at GeneMedicine at the rate of $5 million a year and make an aggregate equity investment in GeneMedicine of $20 million at the rate of $4 million a year. The prices per share for common equity investments by Boehringer Mannheim for the years 1996 through 1999 are based upon the average closing price for the 15 consecutive trading days immediately preceding February 1 for each year, with the purchase in 1996 at a 20 percent premium. In no case are the purchase prices to be less than $7.50 per share. Research and development funding of $4.6 million and $5 million were received in 1995 and 1996, respectively. The first three $4 million equity investments were made in July 1995, February 1996 and February 1997 in which 444,444, 418,629 and 533,333 common shares were issued at $9.00, $9.56 and $7.50 per share, respectively. All payments to the Company beginning in 1997 are subject to the achievement of certain milestones. If GeneMedicine meets the milestones under the BM Alliance, it may be entitled to additional milestone payments of up to $7.5 million. If GeneMedicine fails to reach certain milestones after the fifth anniversary of the agreement, it may have to fund an additional year of research at its own expense, not to exceed $5 million.

  Under the BM Alliance, when products enter Phase II clinical testing, GeneMedicine may elect either to receive up to 50 percent of profits by agreeing to share development and commercialization expenses or to receive royalty payments based on worldwide product sales. In addition, if Boehringer Mannheim exercises its option for additional cancer indications, GeneMedicine may, at its option, elect to have Boehringer Mannheim make additional Common Stock purchases at the rate of $4 million per year beginning in the year 2000 and continuing for up to three years.

  In April 1994, the Company and Syntex (U.S.A.) Inc., now a subsidiary of Roche Holding Ltd. ("Roche"), entered into a corporate partnership for the development of gene medicines for certain inflammatory and immunological disorders (the "Roche Alliance") providing for a three-year research program. This alliance will end in accordance with its terms in April 1997. Pursuant to the Roche Alliance, GeneMedicine obtained a worldwide co-exclusive license, with the right to sublicense, from Roche its cationic lipid gene delivery technology (DOTMA) for in vivo gene therapy uses. In connection with the commencement of the Roche Alliance, Roche purchased 3,750,000 shares of the Company's Series B Preferred Stock. The Series B Preferred Stock is convertible into Common Stock on a 3.5-to-one basis by the holder at any time and by the Company (i) upon the Company's Common Stock trading at an average price of $14.00 or more per share for 30 consecutive trading days, (ii) upon completion of a public offering with minimum gross proceeds of $10 million at a minimum price of $14.00 per share or (iii) after April 8, 1998. The 3,750,000 shares of Series B Preferred Stock are convertible into an aggregate of 1,071,428 shares of Common Stock. The holders of the Series B Preferred Stock are entitled to receive an aggregate liquidation preference of $15 million, after which assets would be distributed ratably to the holders of Common Stock. The liquidation preference also applies in the event of a merger or sale of all or substantially all of the Company's assets. In connection with the same transaction, Roche also acquired a five-year warrant to purchase 1,071,428 shares of the Company's Common Stock at an exercise price of $21.00 per share.

LICENSING AND RESEARCH AGREEMENTS

  ROCHE

  The Company has a worldwide co-exclusive license, with the right to sublicense, from Roche to its DOTMA technology for in vivo gene therapy uses. The rights under this agreement would continue even though the Company's Roche Alliance will end in accordance with its terms in April 1997.

  BAYLOR COLLEGE OF MEDICINE

  The Company has several agreements with Baylor College of Medicine ("Baylor") pursuant to which the Company has exclusive rights to certain current and future gene therapy technologies developed by the Company's founding scientists and their collaborators, as well as access to certain additional technology as it is developed by such individuals.

  The Company has exclusive consulting agreements in the area of gene therapy with three of its founders who are currently faculty members at Baylor. The Company also has collaborative research agreements with various members of Baylor's Departments of Cell Biology, Molecular Genetics, Pediatrics, Dermatology and Medicine to develop certain gene expression systems, gene delivery systems and novel genes for gene therapy. These collaborative research agreements provide GeneMedicine with exclusive worldwide commercial rights to any product, process or invention developed pursuant to such agreements.

  UNIVERSITY OF CALIFORNIA

  GeneMedicine has an exclusive, worldwide license from the University of California to certain gene delivery technologies and improvements developed by Dr. Frank C. Szoka, Jr., one of the Company's founders, at the University of California, San Francisco ("UCSF"). Dr. Szoka's laboratory at UCSF is developing gene delivery systems to transport genes across membranes for delivery to their targeted cells and organs. GeneMedicine also has an exclusive consulting relationship with Dr. Szoka in the field of gene therapy.

  VANDERBILT UNIVERSITY

     In November 1994, the Company entered into a research agreement with Vanderbilt University ("Vanderbilt") to support non-viral gene therapy research and clinical development for pulmonary disorders. As part of the agreement, the Company has certain rights to related gene therapy inventions made by researchers at the Center for Lung Research (the "Center"). In consideration for these rights, the Company provides annual funding to support certain research within the Center. In November 1994, the Company also entered into a clinical trial agreement with Vanderbilt University to provide clinical materials for an AAT gene therapy Phase I clinical trial which began in August 1995. GeneMedicine has manufactured gene expression systems for this trial under the FDA's current GMP conditions and has supplied a DOTMA-based gene delivery system. In addition, the Company has a worldwide exclusive license to certain technologies developed at Vanderbilt University.

PATENTS AND PROPRIETARY TECHNOLOGY

  Patents and other proprietary rights are important to the Company's business. The Company's policy is to file patent applications and protect technology, inventions and improvements to inventions that are commercially important to the development of its business. The Company also relies on trade secrets, know-how, continuing technology innovations and licensing opportunities to develop and maintain its competitive position. To date, the Company has filed or participated as a licensee in the filing of numerous patent applications in the United States relating to the Company's technology, as well as foreign counterparts of certain of these applications in many countries. The Company has licensed from Roche certain rights under certain U.S. and foreign patents claiming the use of DOTMA for both in vitro and in vivo gene delivery. The Company also has licensed from Baylor rights under a patent covering all gene therapy applications of the Company's GeneSwitch(TM) technology and a patent claiming the use of a muscle-specific gene expression system.

  The Company presently has proprietary rights to only a limited number of genes, and the Company may need to obtain licenses to other gene sequences or technology to which it currently has no proprietary rights. There can be no assurance that the Company will be able to obtain such licenses on commercially reasonable terms, or at all. If required licenses are not available to the Company, the Company may not be able to develop or market certain products.

  The patent positions of pharmaceutical and biotechnology firms are generally uncertain and involve complex legal and factual questions. To date, there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents. Consequently, although the Company is currently prosecuting several patent applications in the United States and worldwide, the Company does not know whether such applications will result in the issuance of any patents, or, if issued, whether any such patents will provide sufficient protection against competitors with similar technology, or whether such patents will be challenged successfully or circumvented. Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed patent applications for technology covered by the Company's or its licensors' pending applications or that the Company or its licensors were the first to file patent applications for such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that block or compete with those of the Company. The Company is aware of patent applications filed or patents issued to third parties relating to gene therapy technologies. The Company's development efforts are at an early stage, however, and the Company presently is unable to evaluate whether any such patent applications or patents will have any effect on its products in development.

  Patent litigation is becoming more widespread in the biotechnology industry and it is not possible to predict how any such litigation will affect the Company. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the scope and validity of the proprietary rights of third parties. Such litigation could result in substantial costs to and diversion of resources by the Company and may have a material adverse impact on the Company. There can be no assurance that any of the Company's issued or licensed patents would be held valid by a court of competent jurisdiction or that efforts to defend any of such patents by the Company will be successful.

  The Company also relies on trade secrets, know-how, improvements to technology, confidentiality agreements and the pursuit of collaborative and licensing opportunities to develop and maintain its competitive position. There can be no assurance that third parties will not independently develop equivalent proprietary information or techniques, will not gain access to the Company's trade secrets or disclose such technology to the public, or that the Company can maintain and protect unpatented proprietary technology. The Company requires its employees, consultants, collaborators and other advisors to execute confidentiality agreements upon commencement of employment or other relationships with the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's technology in the event of unauthorized use or disclosure of such information, or that the parties to such agreements will not breach such agreements.

COMMERCIALIZATION AND MANUFACTURING

  GeneMedicine currently operates no manufacturing facilities for commercial production. GeneMedicine intends to develop and commercialize its gene medicines through alliances with pharmaceutical and major biotechnology companies. Furthermore, the Company may rely on corporate partners, licensees or other entities for commercial scale manufacturing and marketing of its products. There can be no assurance, however, that the Company will be able to reach satisfactory arrangements with such parties or that such arrangements will continue and not be terminated. In addition, there can be no assurance that any such arrangement will be successful or that its partners will be able to develop adequate manufacturing capabilities for commercial scale quantities of gene medicines. Furthermore, the large scale manufacturing of gene therapy products has not been demonstrated by any party.

  The Company has developed proprietary manufacturing processes for production of plasmid and formulated gene medicine for use in early clinical trials. The Company has manufactured plasmids under current Good Manufacturing Practices ("cGMP") conditions for a physician-initiated clinical trial at Vanderbilt. The Company has developed processes to produce its gene medicines in accordance with cGMP standards for pre-clinical development as well as clinical research. The Company's plasmids are produced in bacterial cells utilizing traditional fermentation and purification techniques. The Company believes that certain physical and physicochemical characteristics of its gene expression systems will enable each of its products to be produced and purified using consistent methods that will minimize the cost and risk of the manufacturing process. The processes used by the Company are new and there can be no assurance that such processes will be effective, accurate or cost effective.

GOVERNMENT REGULATION

  The production and marketing of the Company's proposed products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous regulation by the FDA. Such products are regulated under the Federal Food, Drug, and Cosmetic Act, and biological products, in addition to being subject to certain provisions of this act, are regulated under the Public Health Service Act. These laws and the regulations promulgated thereunder govern, among other things, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, and advertising and promotional practices involving drugs and biological products. At the FDA, the Center for Biologics Evaluation and Research is responsible for the regulation of biological products and has handled the regulation of most gene therapy products to date. At the present time, the Company believes that its products will be regulated by the FDA and comparable foreign regulatory bodies as biologics.

  In addition to the FDA requirements, the National Institutes of Health ("NIH") has established guidelines for research involving recombinant DNA molecules, which are utilized by the Company and certain of its collaborators in their research. These guidelines apply to all recombinant DNA research which is conducted at or supported by the NIH. Under current guidelines, proposals to conduct clinical research involving gene therapy which is conducted at institutions supported by the NIH must be filed with the Recombinant DNA Advisory Committee and the NIH.

  The steps required before a new pharmaceutical agent may be marketed in the United States generally include (i) preclinical laboratory tests and in vivo preclinical studies, (ii) the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials commence,
(iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a New Drug Application ("NDA") for a drug or a Product License Application and Establishment License Application ("PLA/ELA") for a biologic and (v) FDA approval of the NDA or PLA/ELA prior to any commercial sale or shipment of the drug or biologic, respectively. In the case of drugs, in addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with GMP regulations enforced by the FDA through its facilities inspection program for both drugs and biologics. Manufacturers of pharmaceutical products also may be subject to state regulations.

  Preclinical tests include laboratory evaluation of the product, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be produced according to applicable GMP and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA unless the FDA indicates prior to the end of the 30-day period that it does not wish the trials to proceed as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

  Clinical trials involve the administration of the investigational product to healthy volunteers or to patients, under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical

Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be reviewed and approved by an independent Institutional Review Board at the institution at which the study will be conducted. The Institutional Review Board will consider, among other things, ethical factors and the safety of human subjects.

  Clinical trials typically are conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into generally healthy volunteers, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics. Phase II usually involves studies in a limited patient population to (i) determine the efficacy of the drug for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's products subject to such testing. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

  The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of an NDA or PLA/ELA for approval of the manufacture, marketing and commercial shipment of the drug or biologic. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA or PLA/ELA if applicable regulatory criteria are not satisfied, require additional testing or information or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for NDA or PLA/ELA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to GMP, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full compliance.

  For clinical investigation and marketing outside the United States, the Company is also subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. In Europe, the approval process for the commencement of clinical trials varies from country to country. The Company's approach to the European regulatory process involves the identification of clinical investigators in Europe to conduct clinical studies. The Company intends to design these studies to meet FDA standards as well as the standards of such European countries. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

  The ability of GeneMedicine to commercialize its products successfully will depend in part on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. If the Company succeeds in bringing one or more products to market, there can be no assurance that these products will be considered cost effective, that reimbursement will be available, or if available, that the payor's reimbursement policies will not adversely affect the Company's ability to sell its products on a profitable basis.

  The Company's research and development processes involve the controlled use of hazardous and radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposing of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. Although the Company believes that it is in compliance in all material respects with applicable environmental control facilities in the near-term, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations.

COMPETITION

  GeneMedicine is pursuing areas of product development in a field that is new and rapidly evolving and in which significant technological changes are likely. Rapid technological development could result in the Company's potential products or technologies becoming obsolete before the Company recovers a significant portion of its related research, development and capital expenditures. The Company will experience competition from pharmaceutical and biotechnology companies that have other forms of treatment for the diseases targeted by the Company, as well as from other companies in the field of gene therapy. The Company is aware of a large number of development stage and established enterprises, including major pharmaceutical and biotechnology firms, that are exploring the field of human gene therapy or are actively engaged in research and development in areas related to gene therapy, including non-viral gene therapy. The Company also may experience competition from companies that have acquired or may acquire technology from universities and other research institutions. As these companies develop their technologies, they may develop proprietary positions in certain aspects of gene therapy that may materially and adversely affect GeneMedicine. In addition, the Company may face competition from other companies for limited opportunities to enter into collaborative arrangements with pharmaceutical and biotechnology companies and academic institutions and to obtain licenses to proprietary technology, including genes and methods of gene use, from third parties.

  Many competitors and potential competitors of the Company have substantially greater product development capabilities and financial, scientific, marketing and human resources than the Company. Other companies may succeed in developing products earlier than the Company, in obtaining FDA approvals for such products more rapidly than the Company, or in developing products that are more effective than those proposed to be developed by the Company. While the Company will seek to expand its technological capabilities in order to remain competitive, there can be no assurance that research and development by others will not render the Company's technology or products obsolete or non-competitive or result in treatments or cures superior to any therapy developed by the Company, or that any therapy developed by the Company will be preferred to any existing or newly developed technologies.

PRODUCT LIABILITY INSURANCE

  Human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. The Company currently has obtained clinical trial liability insurance for its two proposed clinical trials and for the supply of DNA materials for the current physician-initiated clinical trial conducted at Vanderbilt. There can be no assurance that it will be able to maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of the Company's potential products. A product liability claim brought against the Company or a product withdrawal could have a material adverse effect upon the Company and its financial condition.

RISK FACTORS

     The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time.

Early Stage of Development; Technological Uncertainty

     Gene therapy is a new and rapidly evolving technology. While many approaches to gene therapy are being pursued by pharmaceutical and biotechnology companies and academic institutions, there are currently no marketed gene therapy products, and existing clinical data on the safety and efficacy of potential gene therapy products are limited.

Preclinical data relating to the Company's specific gene therapy approach are also limited. Further, the results of preclinical studies do not predict safety or efficacy in humans, and results from such tests or studies are not necessarily indicative of the results that will be obtained in human clinical trials. All of the potential products under development by the Company are in research, preclinical or early clinical development, and revenues from the sale of any such products will not be realized for at least the next several years, if at all. The potential products currently under development by the Company will require significant additional research and development efforts, including extensive preclinical and clinical testing and the receipt of regulatory approval, prior to commercial use. In addition, such products are subject to the risks of failure inherent in the development of products based on innovative technologies. There can be no assurance that the Company's research and development efforts will be successful, that any of the potential products developed by the Company will prove to be safe and effective in clinical trials, or that any commercially successful products utilizing the Company's technology will be developed by the Company or its collaborators. Even if successfully developed, these potential products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit the Company to operate profitably. Due to the early stage of development of the Company's potential products and the extensive testing and regulatory review process required before marketing approval can be obtained, the Company cannot predict with certainty when it will be able to commercialize any of its potential products, if at all.

History of Operating Losses; Future Capital Needs; Uncertainty of Additional Funding

     The Company expects to incur operating losses over at least the next several years, and there can be no assurance that the Company will ever achieve profitability. The Company expects to have quarter-to-quarter fluctuations in any contract revenues, expenses and losses, some of which could be significant.

     The Company has generated no revenues from product sales, nor are any product revenues expected for at least the next several years. The negative cash flow from operations is expected to continue for the foreseeable future. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up, effective commercialization activities and arrangements, and other factors not within the Company's control. The Company anticipates that its existing, projected interest income and committed funding from a corporate alliance, will enable the Company to maintain its current and planned operations into the second half of 1999. There can be no assurance, however, that changes in the Company's research and development plans or other events affecting the Company's operating expenses will not result in the expenditure of such resources before such time. The Company will need to raise substantial additional funds to conduct the research and development, preclinical studies and clinical trials necessary to bring such products to market.

     The Company intends to seek additional funding through public or private equity or debt financings or new corporate partnerships. There can be no assurance that additional financing will be available on acceptable terms, or at all. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research or development programs or to obtain funds through arrangements with third parties that may require the Company to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise seek. Insufficient funds may also require the Company to relinquish rights to certain of its technologies that the Company would otherwise develop or commercialize itself.

Dependence on Collaborative Partners, Licenses and Others

     The Company's strategy is to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, marketing and commercialization of its products. To date, the Company also has entered into corporate partnerships for development and commercialization of its potential products with two pharmaceutical firms, one of which (the Roche Alliance) will end in accordance with its terms in April 1997. The Company intends to enter into additional corporate partnering agreements to develop and commercialize products based upon its gene therapy technology. There can be no assurance, however, that the Company will be able to establish such additional collaborations on favorable terms, if at all, or that its current or future partnership arrangements will be successful. Should any corporate partner fail to develop or commercialize successfully any product to which it has rights, or any of the partner's products to which GeneMedicine has rights, the Company's business may be adversely affected. In addition, there can be no assurance that any collaboration will be continued or result in successfully commercialized products. The Roche Alliance will end in accordance with its terms in April 1997. Failure of a corporate partner to continue funding any particular program could delay or halt the development or commercialization of any products arising out of such program. In addition, there can be no assurance that the corporate partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases targeted by the Company's programs. The Company also has licenses (or options to obtain licenses) to technologies developed by other companies and academic institutions. Pursuant to the terms of certain license agreements, the Company is obligated to exercise diligence in bringing potential products to market and to make certain milestone payments that, in some instances, are substantial. The Company also is obligated to make royalty payments on the sales, if any, of products resulting from such licensed technology and, in some instances, is responsible for the costs of filing and prosecuting patent applications. To date, the Company has licensed key technology from Roche, Baylor College of Medicine, the University of California, the University of Texas and Vanderbilt University.

Uncertainty of Protection of Patents and Proprietary Rights; Access to Proprietary Genes

     The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. In addition, there is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office (the "PTO") that may delay the review and, if issued on the basis of such applications, the issuance of any patents. The Company's success will depend to a significant degree on its ability to obtain patents and licenses to patent rights, to maintain trade secrets and to operate without infringing on the proprietary rights of others, both in the United States and other countries. To date, the Company has rights to certain U.S. and foreign issued patents and has filed or participated as a licensee in the filing of a number of patent applications in the United States relating to the Company's technology, as well as foreign counterparts of certain of these applications in many countries. The Company intends to continue to file applications as appropriate for patents covering both its products and processes. There can be no assurance that patents will issue from any of these applications or, that claims allowed under issued patents or patents that may issue from such applications will be sufficient to protect the Company's technology. Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed patent applications for technology covered by the Company or its licensors' pending applications or that the Company or its licensors' were the first to file patent applications for such technology. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes that block or compete with those of the Company. The Company is aware of patent applications filed or patents issued to third parties relating to gene therapy technologies. The Company's development efforts are at an early stage, however, and the Company presently is unable to evaluate whether any such patent applications or patents will have any effect on its products in development. Should any of its competitors have filed patent applications in the United States that claim technology also invented by the Company, the Company may have to participate in interference proceedings declared by the PTO in order to determine priority of invention and, thus, the right to a patent for the technology in the United States, all of which could result in substantial cost to the Company to determine its rights or potential loss of rights. The commercial success of the Company will depend in part on the Company not infringing patents issued to competitors and not breaching the licenses that might cover technology used in the Company's products. It is uncertain whether any third party patents will require the Company to alter its products or processes, obtain licenses or cease certain activities. In addition, litigation, which could result in substantial cost to the Company, also may be necessary to enforce any patents issued to the Company or to determine the scope and validity of third party proprietary rights. In addition, there can be no assurance that any patents issued to the Company or to licensors from whom the Company has licensed rights to technology will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company.

     A number of the genes that the Company uses in its research and development programs or may use in its gene therapy products are or may become patented by third parties. As a result, the Company may be required to obtain licenses under such patents in order to test, use or market products that contain any such proprietary genes. If such licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially reasonable terms, if at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products could have a material adverse effect on the Company.

     The Company also relies on trade secrets, know-how, improvements to technology, confidentiality agreements and collaborative and licensing opportunities to develop and maintain its competitive position. Although the Company protects its proprietary technology in part by confidentiality agreements with its licensors, licensees, employees, consultants and certain contractors, there can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently discovered by its competitors. See "Business--Patents and Proprietary Technology"

Uncertainty of Government Regulatory Requirements; Lengthy Approval Process

     Because gene therapy is a new method of treatment that has not been extensively tested in humans, the regulatory requirements governing gene therapy products and related clinical procedures are uncertain and are subject to substantial review by various governmental regulatory authorities. This uncertainty may result in extensive delay in the regulatory approval process, adding to the already lengthy review process for human therapeutic products in general. Regulatory requirements ultimately imposed could adversely affect the ability of the Company or its collaborative partners to clinically test, manufacture or market products.

     The commercial uses of any of the Company's products will be regulated by the FDA and comparable foreign regulatory bodies as either biologics or drugs. Each therapeutic product containing a particular gene will likely be regulated as either a separate biologic or a drug, depending on its intended use and FDA policies in effect at such time. In order to commercialize any products, the Company must sponsor and file an IND for each proposed product and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety, efficacy and potency that are necessary to obtain FDA approval of any such products. The regulatory process for new therapeutic products, including the required preclinical studies and clinical testing, is lengthy and expensive and there can be no assurance that necessary FDA clearances and approvals will be obtained in a timely manner, if at all. There can be no assurance as to the length of the clinical trial period or the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety, efficacy and potency of human gene therapy products. The Company may encounter significant delays or excessive costs in its efforts to secure necessary approvals, particularly because gene therapy is a novel method of treatment, and regulatory requirements are evolving and uncertain. Future U.S. or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's products. There can be no assurance that the Company will be able to obtain the necessary clearances for clinical trials or approvals for the manufacturing or marketing of any of its products under development. Even if regulatory approvals are obtained, they may include significant limitations on the indicated uses for which a product may be marketed. In addition, a marketed product is subject to continual FDA review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions. In addition, many academic institutions and companies conducting research in the gene therapy field are using a variety of approaches and technologies. Any adverse results obtained by such researchers in preclinical studies or clinical trials could adversely affect the regulatory environment for gene therapy products generally, possibly leading to delays in the approval process for the Company's potential products or preventing approval altogether.

     To market its products outside of the United States, the Company is also subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country. See "Business--Government Regulation".

Intense Competition; Rapid Technological Change

     The gene therapy field is new and rapidly evolving, and it is expected to continue to undergo significant technological change. Rapid technological development could result in GeneMedicine's potential products or technologies becoming obsolete before it recovers its related research, development and capital expenditures. The Company will experience competition from pharmaceutical and biotechnology companies that have other forms of treatment for the diseases targeted by the Company, as well as from other companies in the field of gene therapy. The Company is aware of a large number of development stage and established enterprises, including major pharmaceutical and biotechnology firms, which are exploring the field of human gene therapy or are actively engaged in research and development in areas related to gene therapy. GeneMedicine also may experience competition from companies that have acquired or may acquire technology from universities and other research institutions. As these companies develop their technologies, they may develop proprietary positions in certain aspects of gene therapy that may materially and adversely affect GeneMedicine. In addition, the Company may face competition from other companies for limited opportunities to enter into collaborative arrangements with pharmaceutical or biotechnology companies and academic institutions and to obtain licenses to proprietary technology, including genes and methods of gene use, from third parties.

     Many of the Company's competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and human resources than the Company. Other companies may succeed in developing products earlier than the Company, obtaining approvals for such products from the FDA more rapidly than the Company, or developing products that are more effective than those proposed to be developed by the Company. While GeneMedicine will seek to expand its technological capabilities in order to remain competitive, there can be no assurance that research and development by others will not render its technology or products obsolete or non-competitive or result in treatments or cures superior to any therapy developed by the Company, or that any therapy developed by the Company will be preferred to any existing or newly developed technologies. In addition, there can be no assurance that the Company's competitors will not develop more effective or more affordable products, or achieve product development completion, patent protection, regulatory approval or product commercialization earlier than the Company. See "Business--Competition."

Need to Attract and Retain Key Employees and Consultants

     GeneMedicine is highly dependent on the principal members of its scientific and management staff. In addition, the Company relies on consultants and advisors to assist the Company in formulating its research and development strategy. Attracting and retaining qualified personnel, consultants and advisors is critical to the Company's success. In order to pursue its product development and marketing plans, GeneMedicine will be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing and marketing. Expansion in product development also is expected to require the addition of management personnel and the development of additional expertise by existing management personnel. The Company faces competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms or at all. See "Business--Human Resources."

Lack of Commercial Manufacturing or Marketing Capability

     The Company currently does not have the resources or capability to manufacture or market any of its proposed products by itself on a commercial scale. Large scale manufacturing of gene therapy products has not been demonstrated by any third parties. GeneMedicine may be dependent to a significant extent on collaborators, licensees or other entities for commercial scale manufacturing of its products. The Company has a pilot manufacturing facility, which will require ongoing funding and compliance with extensive regulations applicable to such a facility. There can be no assurance that the Company will be able to develop adequate commercial manufacturing capabilities either on its own or through third parties. In addition, the Company does not anticipate establishing its own sales and marketing capability in the foreseeable future, and will be dependent on third parties for those functions. There can be no assurance that the Company will be able to develop adequate marketing capabilities either on its own or through third parties. See "Business--Commercialization and Manufacturing."

Uncertainty of Product Pricing, Reimbursement and Related Matters

     The ability of GeneMedicine to commercialize its products successfully may depend in part on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and if the Company succeeds in bringing one or more products to market, there can be no assurance that these products will be considered cost effective, that reimbursement will be available, or if available, that the payor's reimbursement policies will not adversely affect the Company's ability to sell its products on a profitable basis.

Hazardous and Radioactive Materials; Environmental Matters

     The Company's research and development processes involve the controlled use of hazardous and radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. Although the Company believes that it is in compliance in all material respects with applicable environmental laws and regulations and currently does not expect to make material capital expenditures for environmental control facilities in the near-term, there can be no assurance that it will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations. See "Business--Government Regulation."

Volatility of Stock Price; Absence of Dividends

     The market price of the shares of Common Stock, like that of the common stock of many other biotechnology companies, has been and is likely to continue to be highly volatile. Factors such as developments in the Company's relationships with collaborative partners, fluctuations in the Company's operating results, announcements of technological innovations or new commercial therapeutic products by the Company or its competitors, progress with clinical trials, governmental regulation, health care legislation, changes in reimbursement policies, developments in patent or other proprietary rights, developments affecting the Company's collaborative partners, public concern as to the safety and efficacy of products developed by the Company and market conditions for biotechnology stocks in general may have a significant effect on the future price of the Common Stock. The Company has never paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

HUMAN RESOURCES

  As of March 20, 1997, GeneMedicine employed 92 individuals full-time, 54 of whom hold advanced degrees in science and business, including 34 who hold Ph.D. or M.D. degrees. Of the Company's total work force, 75 employees are engaged or directly support research and development activities and 17 are engaged in business development, finance and administrative activities. In addition, GeneMedicine has contracting arrangements with several scientists at research institutions for provision of full-time services, as well as part-time consulting arrangements with other scientists. The success of GeneMedicine will depend in large part upon its ability to retain its current employees and consultants and to attract and retain future employees and consultants. A significant number of the Company's management and scientific staff have had prior experience with large pharmaceutical, biotechnology or medical products companies. None of the Company's employees is covered by collective bargaining agreements and the Company considers its relationships with its employees and consultants to be good. The Company faces competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms or at all.

EXECUTIVE OFFICERS
NAME                              AGE  POSITION
----                              ---  --------
Eric Tomlinson, D.Sc., Ph.D.....   49  President, Chief Executive Officer and Director
Norman Hardman, Ph.D............   51  Senior Vice President, Research & Preclinical Development
                                        and Chief Scientific Officer
Josef F. Bossart, Ph.D..........   45  Vice President and Chief Business Officer
Thomas H. Rossing, M.D..........   47  Vice President, Clinical Development & Regulatory Affairs
Richard A. Waldron..............   43  Vice President and Chief Financial Officer and Secretary
Kathryn N. Stankis..............   38  Vice President, Human Resources
John M. Dodson..................   35  Director, Administration, Finance & Accounting

  Dr. Tomlinson, one of the Company's founders, has been President, Chief Executive Officer and a director of the Company since July 1992. Dr. Tomlinson was President and Chief Executive Officer of Somatix Corporation from February 1990 until 1991, and served as a consultant there from April 1991 until March 1992. From 1984 to 1990, he was worldwide Head of Advanced Drug Delivery Research for Ciba-Geigy Pharmaceuticals ("Ciba-Geigy"), where he led its multidisciplinary program in site-specific drug delivery. From 1979 to 1984, Dr. Tomlinson was Professor of Pharmaceutical Chemistry at Amsterdam University. Dr. Tomlinson received a Ph.D. and a D.Sc. degree from London University and an honorary D.Sc. degree magna cum laude from the United Kingdom Council for National Academic Awards. He was a Fulbright-Hays Scholar and has (co)-authored more than 210 scientific publications. Dr. Tomlinson was the 1995 Sidney Riegelman Lecturer at the University of California, San Francisco.

  Dr. Hardman will be appointed Senior Vice President, Research & Preclinical Development and Chief Scientific Officer in April 1997. From 1996 to 1997, Dr. Hardman was with Novartis Pharmaceuticals UK where he was Head of (UK) Research and Preclinical Development Operations and a member of the Novartis Pharma UK Management Committee and of the Novartis Global Pharma R&D Boards. From 1993 to 1996, Dr. Hardman was Head of UK Research and Member of the International Research Management Committee for the Pharma Division of Ciba Pharmaceuticals Ltd., a division of Ciba-Geigy. From 1990 to 1993, Dr. Hardman was Head of Molecular Biology at the Biotechnology Section of Ciba-Geigy. Dr. Hardman received a Ph.D. degree in Biochemistry from the University of Manchester and a B.Sc. degree with First Class Honors in Chemistry from the University of London.

  Dr. Bossart was appointed Vice President and Chief Business Officer in March 1997. From 1982 to 1997, he held various positions involving marketing, licensing and general management within the Rhone-Poulenc, and later Rhone-Poulenc Rorer (RPR), groups. Most recently he was Vice President of Business and Marketing development for RPR Gencell, the RPR division focused on the development of gene therapy products. In this position, Dr. Bossart negotiated numerous agreements and developed licensing strategies in the field of gene therapy. Dr. Bossart holds a Ph.D. degree from The Ohio State University and a B.Sc.(Hon.) from Carleton University.

  Dr. Rossing has been Vice President, Clinical Development & Regulatory Affairs since July 1996. From 1993 to 1995, he was Director, Respiratory Clinical Research at Glaxo and led a group that was responsible for the clinical development and registration of corticosteroids (Flonase, Flovent) and beta agonists (Ventolin, Serevent). With the merger of Glaxo and Wellcome in 1995, he assumed responsibility for International Respiratory Clinical Research for the new company. From 1991 to 1993 he was Director, Regulatory Affairs with Merck responsible for global registration of cardiovascular, renal and neurological products. Dr. Rossing received his B.A. from the University of Texas at Austin in 1971 and his M.D. from Harvard Medical School in 1976.

  Mr. Waldron has been Vice President and Chief Financial Officer since July 1995. From 1990 to 1995, he was a managing director and the head of finance for technology-based companies at Rauscher Pierce Refsnes, Inc., an investment banking firm. From 1985 to 1990, he was a senior vice president responsible for health care investment banking at Cowen & Company. Mr. Waldron received his M.B.A. degree with honors from Harvard University and his A.B. degree magna cum laude in Economics from Princeton University.

  Ms. Stankis has been Vice President, Human Resources since March 1994 and served as the Company's Director of Administration and Human Resources from July 1993 to March 1994. From 1988 to July 1993, Ms. Stankis was employed at Korn/Ferry International, an international executive search firm, most recently as Principal and Health Care Products Consultant. Prior to 1988, Ms. Stankis held various marketing and sales positions with Baxter International and MetPath Laboratories. Ms. Stankis holds an M.B.A. degree from the University of Houston.

  Mr. Dodson has been Director of Administration, Finance & Accounting since September 1994 and prior to that was the Company's Controller from the time he joined the Company in November 1993. From 1990 until 1993, Mr. Dodson was employed by Pepsi-Cola South initially as Manager of Planning and Analysis and most recently as Manager of Finance-CFO for the South Texas region. From 1985 until 1990, he was employed by KPMG Peat Marwick, where his most recent position was Audit Manager. Mr. Dodson holds a B.B.A. degree in Accounting from The University of Texas and is a Certified Public Accountant.

ITEM 2.   PROPERTIES

  The Company currently leases a 38,000 square-foot building in The Woodlands, Texas. This facility has been built to the Company's specifications to accommodate the Company's laboratory, support and administrative needs, and includes a production facility designed to support initial clinical trials. Monthly rent is approximately $1.90 per square foot. The initial term of the lease, which began in January 1995, is 10 years, after which time the Company may renew the lease for an additional period of five years. The Company also has an option to expand this facility by up to an additional 62,000 square feet during the first six years of the initial term of the lease.

  GeneMedicine believes that this facility and its available expansion will be adequate to meet the Company's needs for the foreseeable future. Should the Company need additional space, management believes it will be able to secure such space on reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS

  In October 1994, the Company became a party to a class action suit in the U.S. District Court for the Southern District of New York (the "Court") which alleged violations of certain federal laws primarily arising out of activities of David Blech and D. Blech & Company, Inc. in connection with the public offerings of certain securities, including that of the Company. Four class action complaints were filed by different plaintiffs relating to the same subject matter. GeneMedicine was named as a defendant in three of these actions. The four complaints were superseded by an Amended Consolidated Class Action Complaint (the "Amended Complaint") which was filed on or about March 27, 1995. In June 1995, the Company and the other named defendants, including David Blech, D. Blech & Company, Inc., the former chairman of the Board of the Company and 10 other biotechnology companies, moved to dismiss the Amended Complaint. On November 9, 1995, oral argument on the motions to dismiss was heard by the Court. In June 1996, the Court issued an opinion granting the Company's motion to dismiss the complaint against it and granting plaintiffs leave to replead within 20 days. Plaintiffs have since filed a second Amended Consolidated Class Action Complaint which does not name the Company as a defendant. After expiration of the 20-day period, certain defendants who were also successful in dismissing the Amended Complaint moved the Court for a final order of dismissal, which motion was denied.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

   The Company's Common Stock was initially offered to the public on July 12, 1994 at an initial public offering price of $7.50 per share. The Common Stock is traded on the Nasdaq National Market under the symbol "GMED." The following table sets forth for the periods indicated the high and low sale prices for the Common Stock as reported by Nasdaq:
                                                       HIGH        LOW
                                                      ------      -----
1996
  Fourth Quarter...................................  $ 5 11/16   $3 1/8
  Third Quarter....................................    5 3/4      3 3/8
  Second Quarter...................................    7 3/8      5 3/8
  First Quarter....................................    9 1/4      5 7/8

 1995
  Fourth Quarter...................................  $ 9 1/2     $4 7/8
  Third Quarter....................................   10 3/4      7 1/8
  Second Quarter...................................    8 3/4      4 1/2
  First Quarter....................................    5 1/2      2 3/4


  On March 20, 1997, the last reported sale price of the Company's Common Stock on the Nasdaq National Market was $7.00 per share. As of March 20, 1997, there were approximately 158 stockholders of record of the Company's Common Stock with 13,664,252 shares outstanding. The market price of the shares of Common Stock, like that of the common stock of many other biotechnology companies, has been and is likely to continue to be highly volatile. The Company has never declared or paid any dividends and does not expect to pay any dividends in the foreseeable future. See "Business--Risk Factors."

  In February 1996, the Company issued 418,629 shares of Common Stock, at a price per share of $9.56, to Boehringer Mannheim pursuant to the Boehringer Mannheim Alliance. The Company issued such shares in reliance on the exemption provided by section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL INFORMATION

  The selected financial information set forth below with respect to the Company's statements of operations for each of the years ended December 31, 1992, 1993, 1994, 1995 and 1996, and the balance sheet data at December 31, 1992, 1993, 1994, 1995 and 1996, are derived from the financial statements of the Company audited by Arthur Andersen LLP, independent public accountants. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere herein.

                                                                            Years ended December 31,
                                                       ------------------------------------------------------------------
                                                               (in thousands, except share and per share data)
                                                          1992(1)        1993         1994         1995          1996
                                                         --------       ------       ------       ------       -------
STATEMENTS OF OPERATIONS DATA:
Revenues:
 Contract revenue....................................  $       --     $       --   $       --   $    3,680   $     4,000
 Research and development grant revenue.                       --             --          125           --           722
 Interest income.....................................          --            105          713        1,384         1,862
                                                       ----------     ----------   ----------   ----------   -----------
   Total revenues....................................          --            105          838        5,064         6,584
Expenses:
 Research and development............................         986          2,269        7,042       11,338        13,727
 General and administrative..........................         383          1,497        2,881        3,736         3,406
 Interest expense....................................          20             82           88          140           104
                                                       ----------     ----------   ----------   ----------   -----------
   Total expenses....................................       1,389          3,848       10,011       15,214        17,237
                                                       ----------     ----------   ----------   ----------   -----------
Net loss.............................................  $   (1,389)    $   (3,743)  $   (9,173)  $  (10,150)  $   (10,653)
                                                       ==========     ==========   ==========   ==========   ===========
Net loss per share(2)................................      $(0.25)        $(0.55)      $(1.19)      $(1.10)       $(0.84)

Shares used in computing net loss per share (2)         5,562,081      6,585,171    7,732,328    9,195,489    12,753,301


                                                                                 December 31,
                                                       -----------------------------------------------------------------
                                                                                (in thousands)
                                                           1992          1993         1994         1995         1996
                                                          ------        ------       ------       ------       ------
BALANCE SHEET DATA:
  Cash, cash equivalents and short term investments..  $      266     $    4,410   $   22,173   $   35,197   $    30,872
  Total assets.......................................         274          5,344       25,004       38,760        34,049
  Long-term obligations..............................         905          1,019          410        1,588         2,179
  Deficit accumulated during the development stage...      (1,389)        (5,132)     (14,305)     (24,455)      (35,108)
  Total stockholders' equity.........................      (1,359)         3,561       23,383       35,667        29,929

(1) Reflects data for the period from inception (January 2, 1992) through December 31, 1992.
(2) Computed on the basis described in Note 2 of Notes to Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here.

  Since its inception in January 1992, GeneMedicine has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and has not received any revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. The Company expects to incur substantial losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. At December 31, 1996, the Company's accumulated deficit was approximately $35.1 million.

RESULTS OF OPERATIONS

  The Company does not anticipate revenues from product sales in the foreseeable future. GeneMedicine expects its source of revenues for the next several years to be interest income and payments under licensing and collaborative research agreements, to the extent that the Company has such agreements and meets any requirements for receipt of additional payments under them.

 Years ended December 31, 1994, 1995 and 1996

  Revenues for the year ended December 31, 1996 were $6.6 million, which consisted of contract revenue of $4.0 million, interest income of $1.9 million and research and development grant revenue of $0.7 million. This compares with revenues of $5.1 million in 1995 and $0.8 million in 1994, which consisted solely of interest income and $3.7 million of contract revenue in 1995 and two Phase I Small Business Innovation Research ("SBIR") grants in 1994 for an aggregate of $125,000. The contract revenues starting in 1995 resulted from a corporate partnership with Boehringer Mannheim effective February 1995 to develop certain non-viral gene medicines for application in the field of cancer. The increases in interest income for the years 1994 through 1996 were primarily the result of higher average cash balances in 1996 and 1995 compared to prior years due to the sale of Series B Preferred Stock and a Common Stock warrant to Roche in April 1994, the Company's initial public offering in July 1994 and the Company's follow-on public offering in October 1995.

  Research and development expenses for the year ended December 31, 1996 were $13.7 million compared to $11.3 million in 1995 and $7.0 million in 1994. The increases in research and development expense were generally due to the expansion of the Company's research and development activities resulting in staffing increases and the related salary and benefit costs as well as additional laboratory supplies and other support costs. The expansion of research and development activities resulted primarily from the commencement of research in the fields of asthma, arthritis and cancer. The fields of asthma and arthritis are the focus of a three-year corporate partnership agreement with Roche which commenced in April 1994 and will end in accordance with its terms in April 1997. In February 1995, the Company commenced research and development efforts in the field of cancer, which is the focus of a multi-year corporate partnership consummated with Boehringer Mannheim in July 1995. The Company anticipates that expenditures will increase over the next several years as it expands its research and product development efforts.

  General and administrative expenses were approximately $3.4 million in 1996 compared to $3.7 million and $2.9 million in 1995 and 1994, respectively. The slight decrease in 1996 from 1995 is due primarily to lower legal costs in 1996. The overall increase from 1994 through 1996 was primarily due to the hiring of additional personnel to support expanded research and development activities and increased efforts in corporate development including corporate alliances. The Company expects that general and administrative expenses will increase in the future as a result of additional corporate development activities.

  The Company has had losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1996, the Company has generated net operating loss (NOL) carryforwards of approximately $28 million and approximately $645,000 of research and development credits available to reduce future income taxes. These carryforwards begin to expire in 2007. For financial reporting purposes, a valuation allowance has been established as of December 31, 1995 and 1996, to offset fully the Company's net deferred tax assets, including those relating to its carryforwards. The Company 's ability to utilize these carryforwards to reduce future taxable income may be limited due to ownership changes.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has financed its operations primarily through private sales of its equity securities, its initial and follow-on public offerings and revenues from corporate alliances. Through December 31, 1996, the Company had received approximately $61.5 million in net proceeds from sales of its equity securities. At December 31, 1996, the Company had working capital of $29.1 million and cash, cash equivalents and short-term investments of $30.9 million. In addition, in February 1997 the Company received $4.0 million from Corange International Ltd., the corporate parent of Boehringer Mannheim, representing a Common Stock equity investment.

  The Company expects its cash requirements to increase significantly in future periods. The Company will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of its potential products and to market with its partners any products that are developed. In addition, the Company currently plans to manufacture clinical scale quantities of its products, which will require the Company to expend substantial additional capital. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing, and scale-up and effective commercialization activities and arrangements. Based on its current plans, the Company believes that its available cash, including proceeds from projected interest income and committed funding from corporate partners, will be sufficient to meet the Company's operating expenses and capital requirements into the second half of 1999. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time. The Company intends to seek additional funding through public or private financing, research and development arrangements with potential corporate partners, or from other sources. There can be no assurance that additional financing will be available on favorable terms, if at all. In the event that adequate funding is not available, the Company may be required to delay, reduce or eliminate one or more of its research or development programs or obtain funds through arrangements with corporate collaborators or others that may require the Company to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise seek. Insufficient financing may also require the Company to relinquish rights to certain of its technologies that the Company would otherwise develop or commercialize itself.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is incorporated by reference from the Financial Statements set forth on pages F-1 through F-17 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

  The information required by this item with respect to Directors is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Stockholders to be held on May 13, 1997 ( the "Proxy Statement").

  The information required by this item with respect to Executive Officers of the Company is contained in item 1 of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference from the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference from the information contained under the caption "Certain Transactions" contained in the Proxy Statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements
       Financial Statements are set forth on pages F-1 through F-17 hereof. The index to the Financial Statements is found on page F-1.
    2. Financial Statement Schedules
       All schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.
    3. Exhibits
       Each management contract or compensatory plan or arrangement required to be filed are identified. See Exhibit Index in part (c) below.

(b)  Reports on Form 8-K
       No reports on Form 8-K were filed in the fourth quarter of 1996.

(c)  Exhibits

EXHIBIT
NUMBER          DESCRIPTION OF DOCUMENT
------          -----------------------

     3.1*       Amended and Restated Certificate of Incorporation of Registrant
     3.2*       By-laws of Registrant
     3.3**      Certificate of Designation of Series A Junior Participating
                Preferred Stock of Registrant
     4.1*       Specimen certificate of Common Stock of Registrant
     4.2        Preferred Share Purchase Rights Plan dated January 16, 1996.
                Previously filed on Form 8-K with the Commission on January 29,
                1996 and incorporated herein by reference.
    10.1**(1)   1993 Stock Option Plan, as amended
    10.2* (1)   Forms of Nonstatutory and Incentive Stock Option Agreements
                under the 1993 Stock Option Plan
    10.3*(1)    Employee Stock Purchase Plan
    10.4**(1)   1994 Non-Employee Directors' Stock Option Plan
    10.5*       Form of Indemnity Agreement between the Company and its
                directors and executive officers
    10.6+*      First Amendment and Restatement of License Agreement between
                Registrant and Baylor College of Medicine dated March 7, 1994
    10.7+*      First Amendment and Restatement of License Agreement--Woo
                between Registrant and Baylor College of Medicine date March 7,
                1994
    10.8+*      First Amendment and Restatement of License Agreement--Gene
                Switch between Registrant and Baylor College of Medicine dated
                March 7, 1994
    10.9+*      Limited Exclusive License Agreement between Registrant and the
                Regents of the University of California dated October 26, 1993, as amended January 21, 1994
    10.10+*     License Agreement between Registrant and British Technology
                Group Limited dated November 8, 1993
    10.11+*     Patent License Agreement between Registrant and the University of Texas System dated October 15, 1993
    10.12*(1)   Employment and Stock Purchase Agreement between Registrant and
                Eric Tomlinson dated July 31, 1992
    10.13(1)    Employment Letter between Registrant and Thomas Rossing, M.D.
                dated June 11, 1996
    10.14(1)    Change of Control Severance Plan
    10.15*      Lease Agreement between Registrant and The Woodlands Corporation dated October 29, 1993

EXHIBIT
NUMBER          DESCRIPTION OF DOCUMENT
------          -----------------------

10.16+* Collaborative Alliance Agreement between Registrant and Syntex (U.S.A.) Inc. dated April 8, 1994
10.17+*         License Agreement between Registrant and Syntex (U.S.A.) Inc.
                dated April 8, 1994
10.18* Stock and Warrant Purchase Agreement between Registrant and Syntex Corporation dated April 8, 1994
10.19++ Share Purchase Agreement between GENEMEDICINE, INC. and Corange International Ltd. dated July 17, 1995. Exhibit 10.21 to the Company's Form 10-Q for the quarter ended September 30, 1995 is incorporated herein by reference.
10.20++ Alliance Agreement between GeneMedicine, inc. and Corange International Ltd. effective February 3, 1995. Exhibit 10.21 to the Company's Form 10-Q for the quarter ended September 30, 1995 is incorporated herein by reference.
10.21(1) Employment Agreement between Registrant and Richard A. Waldron dated June 30, 1995
11.1            Statement regarding calculation of net income (loss) per share
23.1            Consent of Arthur Andersen LLP
24.1            Power of Attorney, reference is made to page 24



 * Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-77126) or amendments thereto and incorporated herein by reference.
** Previously filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1995.
 + Confidential treatment has been afforded to certain portions of this Exhibit pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated July 12, 1994.
++ Confidential treatment has been afforded to certain portions of this Exhibit pursuant to Order Granting Application Under the Securities Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated February 5, 1996.
(1) Executive compensation plans and arrangements of Registrant.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, State of Texas, on March 27, 1997.

                              GENEMEDICINE, INC.


                              By: Eric Tomlinson
                                 ----------------------------------
                              Eric Tomlinson, D.Sc., Ph.D.
                              President and Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signatures appears below constitutes and appoints Eric Tomlinson his attorney-in-fact, with the full power of substitution, for him and in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                           TITLE                                  DATE
                ---------                                           -----                                  ----
                  Eric Tomlinson                        President, Chief Executive Officer
--------------------------------------------------      and Director (Principal Executive Officer)      March 27, 1997
          (Eric Tomlinson, D.Sc., Ph.D.)

                Richard A. Waldron                      Vice President and Chief
--------------------------------------------------      Financial Officer (Principal Financial Officer) March 27, 1997
               (Richard A. Waldron)

                John M. Dodson                          Director of Administration, Finance &
--------------------------------------------------      Accounting (Principal Accounting Officer)       March 27, 1997
               (John M. Dodson)

                Edward L. Cahill                        Director                                        March 27, 1997
--------------------------------------------------
               (Edward L. Cahill)

                Stanley T. Crooke                       Director                                        March 27, 1997
--------------------------------------------------
         (Stanley T. Crooke, M.D., Ph.D.)

                David F.J. Leathers                     Director                                        March 27, 1997
--------------------------------------------------
               (David F.J. Leathers)

                Arthur M. Pappas                        Director                                        March 27, 1997
--------------------------------------------------
               (Arthur M. Pappas)

                W. Leigh Thompson                       Director                                        March 27, 1997
--------------------------------------------------
          (W. Leigh Thompson, M.D., Ph.D.)


                         INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGE
                                                                                                        ----
Report of Independent Public Accountants............................................................     F-2
Balance Sheets at December 31, 1995 and 1996........................................................     F-3
Statements of Operations for the years ended December 31, 1994, 1995 and 1996 and for the period
 from inception through December 31, 1996...........................................................     F-4
Statement of Stockholders' Equity for the period from inception through December 31, 1996...........     F-5
Statements of Cash Flows for the years ended December 31,1994, 1995 and 1996 and for the period from
 inception through December 31, 1996................................................................     F-7
Notes to Financial Statements.......................................................................     F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To GeneMedicine, inc.

  We have audited the accompanying balance sheets of GeneMedicine, inc. (a Delaware corporation in the development stage) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1994, 1995 and 1996, and for the period from inception (January 2, 1992) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GeneMedicine, inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1994, 1995 and 1996, and for the period from inception (January 2, 1992) through December 31, 1996, in conformity with generally accepted accounting principles.



                                  ARTHUR ANDERSEN LLP
The Woodlands, Texas
February 11, 1997

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                                BALANCE SHEETS


                                                                DECEMBER 31,      DECEMBER 31,
                                                                   1995              1996
                                                              ----------------  ----------------
                                        ASSETS
                                        ------
Current Assets:
  Cash and cash equivalents................................    $  15,420,772     $   2,145,404
  Short-term investments...................................       19,776,723        28,726,602
  Prepaid expenses and other...............................          420,154           170,453
                                                              --------------    --------------
                                                                  35,617,649        31,042,459
                                                              --------------    --------------

Equipment, furniture and leasehold improvements, net.......        3,135,697         2,998,416
Deposits and other assets..................................            6,845             8,395
                                                              --------------    --------------
Total Assets...............................................    $  38,760,191     $  34,049,270
                                                              ==============    ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current Liabilities:
  Accounts payable and accrued liabilities.................    $   1,117,243     $   1,352,762
  Deferred revenue.........................................               --           179,489
  Notes payable and current portion of capital lease
    obligations............................................          387,985           408,387
                                                              --------------    --------------
    Total current liabilities..............................        1,505,228         1,940,638
                                                              --------------    --------------
Long-term Liabilities:
  Deferred contract revenue................................          919,970         1,919,970
  Capital lease obligations, net of current portion........          667,781           259,393
                                                              --------------    --------------
    Total long-term liabilities............................        1,587,751         2,179,363
                                                              --------------    --------------
Commitments

Stockholders' Equity:
  Convertible preferred stock, $.001 par value; 20,000,000
    shares authorized; 3,750,000 issued and outstanding....            3,750             3,750
  Common stock, $.001 par value; 40,000,000 shares
    authorized; 12,036,415 and 13,077,369 shares issued
    and outstanding........................................           12,036            13,077
  Additional paid in capital...............................       60,965,612        65,485,846
  Deferred compensation....................................         (859,557)         (465,803)
  Deficit accumulated during the development stage.........      (24,454,629)      (35,107,601)
                                                              --------------    --------------
    Total stockholders' equity.............................       35,667,212        29,929,269
                                                              --------------    --------------
Total Liabilities and Stockholders' Equity.................    $  38,760,191     $  34,049,270
                                                              ==============    ==============

  The accompanying notes are an integral part of these financial statements.

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                           STATEMENTS OF OPERATIONS

                                                                                INCEPTION
                                                                             (JANUARY 2, 1992)
                                           FOR THE YEAR ENDED DECEMBER 31,       THROUGH
                                       --------------------------------------  DECEMBER 31,
                                          1994        1995          1996           1996
                                       ----------  ------------  ------------  ------------
Revenues:
  Contract revenue...................  $        --  $  3,680,000  $  4,000,000  $  7,680,000
  Research and development
    grant revenue....................      125,000            --       722,644       847,644
  Interest income....................      713,396     1,383,546     1,861,818     4,063,679
                                       -----------  ------------  ------------  ------------
                                           838,396     5,063,546     6,584,462    12,591,323
Expenses:
  Research and development...........    7,042,167    11,337,688    13,727,587    35,362,935
  General and administrative.........    2,881,126     3,735,918     3,405,660    11,902,236
  Interest expense...................       88,046       139,651       104,187       433,753
                                       -----------  ------------  ------------  ------------
Total expenses.......................   10,011,339    15,213,257    17,237,434    47,698,924
                                       -----------  ------------  ------------  ------------
Net loss.............................  $(9,172,943) $(10,149,711) $(10,652,972) $(35,107,601)
                                       ===========  ============  ============  ============
Loss per share.......................  $     (1.19) $      (1.10) $      (0.84)
Shares used in computing loss per
  share..............................    7,732,328     9,195,489    12,753,301


  The accompanying notes are an integral part of these financial statements.

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                       STATEMENT OF STOCKHOLDERS' EQUITY
   FOR THE PERIOD FROM INCEPTION (JANUARY 2, 1992) THROUGH DECEMBER 31, 1996


                                                                                               DEFICIT
                                         CONVERTIBLE                                         ACCUMULATED
                                       PREFERRED STOCK      COMMON STOCK         ADDITIONAL   DURING THE                  TOTAL
                                      ------------------  --------------------    PAID IN     DEVELOPMENT   DEFERRED   STOCKHOLDERS'

                                        SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL        STAGE    COMPENSATION    EQUITY
                                      ---------  -------  -----------  -------  -----------  ------------  -----------  -----------
Balance at inception, January 2,
 1992................................        --  $    --           --  $    --  $        --  $         --  $        --  $        --
Issuance of stock for cash, January
 and October 1992 ($.04 per share)...        --       --      272,268      273        9,256            --           --        9,529
Issuance of stock for license
 agreement  rights, September 1992
 ($.04 per share)....................        --       --      600,000      600       20,400            --           --       21,000
Issuance of stock for services
 rendered, September and November
 1992 ($.04 per share)...............        --       --        6,471        6          221            --           --          227
Net loss.............................        --       --           --       --           --    (1,389,275)          --   (1,389,275)

                                      ---------  -------  -----------  -------  -----------  ------------  -----------  -----------
Balance, December 31, 1992...........        --       --      878,739      879       29,877    (1,389,275)          --   (1,358,519)

                                      ---------  -------  -----------  -------  -----------  ------------  -----------  -----------
Issuance of stock for cash, January
 through May 1993 ($.04 per share)...        --       --    1,334,286    1,334       45,366            --           --       46,700
Issuance of Series A Preferred Stock,
 May 1993, for cash ($2.15 per share),
 net of issuance costs of $65,406.... 3,600,462    3,600           --       --    7,680,988            --           --    7,684,588
Issuance of Series A Preferred Stock,
 May 1993, for conversion of debt
 ($2.15 per share)...................   409,291      410           --       --      880,590            --           --      881,000
Issuance of stock, July 1993,
 for cash ($.18 per share)...........        --       --       11,429       11        1,989            --           --        2,000
Exercise of stock options, December
 1993, ($.18 per share)..............        --       --        4,857        5          845            --           --          850
Deferred compensation................        --       --           --       --      210,600            --     (210,600)          --
Amortization of deferred
 compensation........................        --       --           --       --           --            --       47,220       47,220
Net loss.............................        --       --           --       --           --    (3,742,700)          --   (3,742,700)

                                      ---------  -------  -----------  -------  -----------  ------------  -----------  -----------
Balance at December 31, 1993......... 4,009,753    4,010    2,229,311    2,229    8,850,255    (5,131,975)    (163,380)   3,561,139
                                      ---------  -------  -----------  -------  -----------  ------------  -----------  -----------
Issuance of Series B Preferred Stock,
 April 1994, for cash ($4.00 per
 share), net of issuance costs of
 $420,123............................ 3,750,000    3,750           --       --   14,576,127            --           --   14,579,877
Issuance of stock upon conversion
 of debt, April 1994 ($10.56 per
 share)..............................        --       --       85,714       86      904,914            --           --      905,000
Issuance of stock in initial public
 offering, July 1994 ($7.50 per
 share), net of offering costs of
 $1,705,625..........................        --       --    1,933,333    1,933   12,792,439            --           --   12,794,372
Conversion of Series A Preferred
 Stock into common stock upon the
 closing of the initial public
 offering, July 1994.................(4,012,610)  (4,013)   4,012,610    4,013           --            --           --           --
Exercise of stock options and
 warrants, January through December
 1994 ($.18-$2.15 per share).........     2,857        3       74,285       74       26,159            --           --       26,236
Issuance of stock under employee
 stock purchase plan, December 1994
 ($2.66 per share)...................        --       --        9,426        9       25,129            --           --       25,138
Deferred compensation................        --       --           --       --    1,755,400            --   (1,755,400)          --
Amortization of deferred
 compensation........................        --       --           --       --           --            --      664,246      664,246
Net loss.............................        --       --           --       --           --    (9,172,943)          --   (9,172,943)

                                      ---------  -------  -----------  -------  -----------  ------------  -----------  -----------
Balance at December 31, 1994......... 3,750,000  $ 3,750  $ 8,344,679  $ 8,344  $38,930,423  $(14,304,918) $(1,254,534) $23,383,065
                                      ---------  -------  -----------  -------  -----------  ------------  -----------  -----------


       The accompanying notes are an integral part of these statements.

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                 STATEMENT OF STOCKHOLDERS' EQUITY(CONTINUED)
   FOR THE PERIOD FROM INCEPTION (JANUARY 2, 1992) THROUGH DECEMBER 31, 1996


                                                                                               DEFICIT
                                         CONVERTIBLE                                         ACCUMULATED
                                       PREFERRED STOCK      COMMON STOCK         ADDITIONAL   DURING THE                  TOTAL
                                      ------------------  --------------------    PAID IN     DEVELOPMENT   DEFERRED   STOCKHOLDERS'

                                        SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL        STAGE    COMPENSATION    EQUITY
                                      ---------  -------  -----------  -------  -----------  ------------  -----------  -----------
Balance at December 31, 1994......... 3,750,000  $ 3,750  $ 8,344,679  $ 8,344  $38,930,423  $(14,304,918) $(1,254,534) $23,383,065
                                      ---------  -------  -----------  -------  -----------  ------------  -----------  -----------
Exercise of stock options, January
 through December 1995 ($.18-
 $7.50 per share)....................        --       --      157,588  $   158  $   257,286  $         --  $        --  $   257,444
Issuance of stock under employee
 stock purchase plan, June and
 December 1995 ($2.66-$6.48 per
 share...............................        --       --       69,677       70      218,553            --           --      218,623
Issuance of stock, July 1995, for
 cash ($9.00 per share), net of
 issuance costs of $411,454..........        --       --      444,444      444    3,588,102            --           --    3,588,546
Exercise of warrants, July 1995
 ($1.73 per share)...................        --       --       20,027       20       34,573            --           --       34,593
Issuance of stock, October 1995, for
 cash ($6.50 per share), net of
 offering costs of $1,560,325........        --       --    3,000,000    3,000   17,936,675            --           --   17,939,675
Amortization of deferred
 compensation........................        --       --           --       --           --            --      394,977      394,977
Net loss.............................        --       --           --       --           --   (10,149,711)          --  (10,149,711)

                                      ---------  -------  -----------  -------  -----------  ------------  -----------  -----------
Balance at December 31, 1995......... 3,750,000    3,750   12,036,415   12,036   60,965,612   (24,454,629)    (859,557)  35,667,212
                                      ---------  -------  -----------  -------  -----------  ------------  -----------  -----------
Exercise of stock options, January
 through December 1996 ($.18-
 $5.88 per share)....................        --       --      250,676      251      212,204            --           --      212,455
Issuance of stock under employee
 stock purchase plan, June and
 December 1996 ($2.66-$6.48 per
 share)..............................        --       --      108,751      109      311,379            --           --      311,488
Issuance of stock, February 1996, for
 cash ($9.56 per share) net of
 issuance costs of $8,818............        --       --      418,629      418    3,990,764            --           --    3,991,182
Exercise of warrants, March and May
 1996, (Note 6)......................        --       --      262,898      263        5,887            --           --        6,150
Amortization of deferred
 compensation........................        --       --           --       --           --            --      393,754      393,754
Net loss.............................        --       --           --       --           --   (10,652,972)          --  (10,652,972)

                                      ---------  -------  -----------  -------  -----------  ------------  -----------  -----------
Balance at December 31, 1996......... 3,750,000  $ 3,750   13,077,369  $13,077  $65,485,846  $(35,107,601) $  (465,803) $29,929,269
                                      =========  =======  ===========  =======  ===========  ============  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                           STATEMENTS OF CASH FLOWS

                                                                                INCEPTION
                                                                             (JANUARY 2, 1992)
                                           FOR THE YEAR ENDED DECEMBER 31,       THROUGH
                                       --------------------------------------  DECEMBER 31,
                                          1994        1995          1996           1996
                                       ----------  ------------  ------------  ------------
Cash flows used in operating
  activities:
  Net loss...........................  $(9,172,943) $(10,149,711) $(10,652,972) $(35,107,601)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
  Depreciation and amortization......      277,762       644,544       808,409     1,815,765
  Issuance of convertible debt for
    noncash consideration............           --            --            --       905,000
  Issuance of stock for noncash
    consideration....................           --            --            --        21,050
  Purchase of short-term investments.   (3,997,171)           --            --    (3,997,171)
  Compensation expense related to
    stock plans......................      664,246       423,502       393,754     1,528,722
  Loss on equipment retirements......        3,980            --         1,313         5,293
  Changes in assets and liabilities:
    Decrease (increase) in prepaid
     expenses and other assets.......     (322,455)       41,290       248,151       (75,721)
    Increase in accounts payable and
     accrued liabilities.............      402,158       254,623       235,519     1,352,762
    Increase in deferred revenue
     and deferred contract revenue...           --       919,970     1,179,489     2,099,459
                                       -----------  ------------  ------------  ------------
     Net cash used in operating
      activities.....................  (12,144,423)   (7,865,782)   (7,786,337)  (31,452,442)

Cash flows used in investing activities:
  Purchase of equipment, furniture
   and leasehold improvements........   (1,855,778)   (1,417,523)     (672,441)   (4,822,601)
  Purchase of short-term investments.           --   (15,779,552)   (8,949,879)  (24,729,431)
  Purchase of certificates of
   deposit...........................           --            --            --      (100,000)
                                       -----------  ------------  ------------  ------------
     Net cash used in investing
      activities.....................   (1,855,778)  (17,197,075)   (9,622,320)  (29,652,032)
                                       -----------  ------------  ------------  ------------

Cash flows from financing activities:
  Proceeds from notes payable and
   capital lease obligations.........      575,832       723,991            --     2,030,823
  Repayment of notes payable and
   capital lease obligations.........     (235,555)     (426,074)     (387,986)   (1,232,043)
  Advance on line of credit..........           --            --            --       750,000
  Proceeds from issuance of preferred
   stock, net........................   14,579,877            --            --    22,264,465
  Proceeds from issuance of common
   stock, net........................   12,845,746    22,010,356     4,521,275    39,436,633
                                       -----------  ------------  ------------  ------------
     Net cash provided by financing
      activities.....................   27,765,900    22,308,273     4,133,289    63,249,878
                                       -----------  ------------  ------------  ------------
Net increase (decrease) in cash and
  cash equivalents...................   13,765,699    (2,754,584)  (13,275,368)    2,145,404
Cash and cash equivalents, beginning
  of period..........................    4,409,657    18,175,356    15,420,772            --
                                       -----------  ------------  ------------  ------------
Cash and cash equivalents, end of
  period.............................  $18,175,356  $ 15,420,772  $  2,145,404  $  2,145,404
                                       ===========  ============  ============  ============

Supplemental disclosure of cash flow
  information:
  Cash paid during the period for
   interest..........................  $   146,685  $    139,651  $    104,187  $    433,053
Supplemental schedule of noncash
  financing activity:
  Conversion of debt to preferred
   and common stock..................  $   905,000  $         --  $         --  $  1,786,000


  The accompanying notes are an integral part of these financial statements.

                               GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1. ORGANIZATION AND BUSINESS:

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

2. SIGNIFICANT ACCOUNTING POLICIES:

  Cash Equivalents and Short-term Investments

  The Company considers all investments with an original maturity of less than three months when purchased to be cash equivalents. Short-term investments have maturities greater than three months at the date of purchase. At December 31, 1995 and 1996 cash equivalents and short-term investments consisted primarily of U.S. Government obligations and commercial paper of the highest grade. All cash equivalents and short-term investments have been classified as held-to-maturity at December 31, 1995 and 1996. Investments in debt securities classified as held-to-maturity at December 31, 1996, have various maturity dates which do not exceed one year. These securities are carried at amortized cost which approximates fair value.

  Prepaid Expenses and Other

  Prepaid expenses and other are mainly comprised of restricted certificates of deposit, a loan to an officer and prepayments for contracted research, building rent, and insurance.

  Equipment, Furniture and Leasehold Improvements

  Equipment, furniture and leasehold improvements are carried at cost and are depreciated on a straight-line basis over the estimated useful economic lives of the assets involved. The estimated useful lives employed in computing depreciation are 5 years for equipment, 7 years for furniture and 10 years for leasehold improvements. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred.

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO FINANCIAL STATEMENTS-(CONTINUED)


  Research and Development

  Research and development costs are expensed when incurred. These costs include personnel costs, materials consumed, depreciation on equipment and the cost of facilities used for research and development. Payments related to the acquisition and patenting of technology rights, for which development work is in process, are expensed and considered a component of research and development costs. Contract revenue and research and development grant revenue include payments from corporate partners and a government agency for research and development performed by the Company and are recognized ratably as the Company satisfies its obligation under the related agreements. Payments received in excess of amounts earned are classified as deferred contract revenue.

  Loss Per Share

  Loss per share has been computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding. All Common Stock equivalents were anti-dilutive. In accordance with Staff Accounting Bulletin Number 83 of the Securities and Exchange Commission, the Common Stock equivalents that were issued during the twelve months preceding the initial public offering at prices below the initial public offering price have been included in the Company's loss per share computation up to the initial public offering date and treated as if they had been issued at the Company's inception, even though they were anti-dilutive.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Realization of Long-Lived Assets

  In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 121 on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's adoption of SFAS No. 121 did not materially impact the results of operations.

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO FINANCIAL STATEMENTS-(CONTINUED)


3. EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:

  Equipment, furniture and leasehold improvements consist of the following:

                                                                                     DECEMBER 31,
                                                                              ---------------------------
                                                                                  1995           1996
                                                                              -------------  ------------
Laboratory equipment........................................................   $ 2,783,127   $ 3,292,122
Office equipment............................................................       296,682       368,091
Furniture...................................................................       339,666       350,803
Leasehold improvements......................................................       720,947       799,318
                                                                               -----------   -----------
                                                                                 4,140,422     4,810,334
Less accumulated depreciation and amortization..............................    (1,004,725)   (1,811,918)
                                                                               -----------   -----------
                                                                               $ 3,135,697   $ 2,998,416
                                                                               ===========   ===========

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

  Accounts payable and accrued liabilities are comprised of the following:

                                                                                      DECEMBER 31,
                                                                              --------------------------
                                                                                  1995          1996
                                                                               -----------   -----------
Research contracts..........................................................   $    86,289   $   334,556
Professional fees...........................................................       428,735       200,920
Compensation and benefits...................................................       416,872       162,677
Other accounts payable and accrued liabilities..............................       185,347       654,609
                                                                               -----------   -----------
                                                                               $ 1,117,243   $ 1,352,762
                                                                               ===========   ===========

5. DEBT AND CAPITAL LEASE OBLIGATIONS:

  In March 1994, the Company entered into an equipment leasing arrangement with a financing company. Equipment has been financed over forty-two and forty-eight month periods at implicit interest rates of 8.4 percent and 11.2 percent, respectively. Equipment purchases financed through this agreement are recorded as capital leases in the accompanying financial statements.

  Future principal payments under capital lease obligations as of December 31, 1996 are as follows:

               1997................................  $408,387
               1998................................   204,579
               1999................................    54,814
                                                     --------
                                                     $667,780
                                                     ========

  In February and August 1993, the Company executed two $250,000 promissory notes with a commercial bank. The notes accrued interest at the prime lending rate of the bank plus 1 percent. In February 1996 and September 1996, the notes were paid in full.

  On September 16, 1992, the Company issued convertible debt of $905,000 to Baylor, a stockholder of the Company, in exchange for an exclusive worldwide license of certain technology. The debt was a five-year term note which accrued interest at 5 percent per annum. In April 1994, the Company converted the note into 85,714 shares of its Common Stock.

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

The Company also paid accrued interest of $70,639 in connection with conversion of this debt.


6. STOCKHOLDERS' EQUITY:

  In January 1996, the Board of Directors of GeneMedicine adopted a Preferred Share Purchase Rights Plan in which preferred share purchase rights ("Rights") were distributed for each share of common stock held as of the close of business on February 1, 1996. The rights will expire on February 1, 2006. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of Series A Junior Preferred Stock at an exercise price of $60.00 per one one-hundredth of a Preferred Share. Upon the occurrence of certain events, each Right will entitle its holder to purchase, at the Right's then-current exercise price, shares of the Company's Common Stock having a market value of two times the exercise price of the Right.

 Common Stock

  In July 1994, the Company completed an initial public offering of 1,933,333 shares of Common Stock at $7.50 per share, with the Company receiving net proceeds of approximately $13,500,000, before payment of offering expenses.

  In October 1995, the Company completed a follow-on public offering of 3,000,000 shares of Common Stock at $6.50 per share, with the Company receiving net proceeds of $18,225,000, before payment of offering expenses.

  Series A Convertible Preferred Stock

  On May 17, 1993, the Company issued 3,948,894 shares of Series A Preferred Stock (the "Series A Preferred"), at a price of $2.1525 per share, for aggregate consideration of approximately $8,435,000, net of offering costs of approximately $65,000. The consideration received consisted of cash proceeds of approximately $7,685,000 and conversion of advances of $750,000. No dividends were declared or paid to holders of Series A Convertible Stock. Upon completion of the Company's initial public offering, in July 1994, all Series A Convertible Stock was converted, on a one for one basis, into 4,012,610 shares of Common Stock.

  Series B Convertible Preferred Stock

  Upon execution of the Syntex Collaborative Agreement (refer to Note 9), Syntex Corporation, the parent company of Syntex (U.S.A.) Inc., purchased 3,750,000 shares of the Company's Preferred Series B Stock (the "Series B Preferred") and a warrant to purchase 1,071,428 shares of the Company's Common Stock (the "Common Warrant") for an aggregate purchase price of $15 million. The Series B Preferred will convert into 1,071,428 shares of Common Stock at the Company's option (i) upon the Company's Common Stock trading at an average price of $14.00 per share or more for 30 consecutive days, (ii) upon completion of a public offering with minimum aggregate proceeds of $10 million and minimum price of $14.00 per share or (iii) after April 8, 1998. Syntex Corporation may elect to convert the Series B Preferred into Common Stock at any time. The holders of the Series B Preferred are entitled to receive a liquidation preference of $4.00 per share, after which remaining assets would be distributed ratably to the holders of Common Stock. The Common Warrant is exercisable for five years at $21.00 per share for an aggregate purchase price of $22.5 million. The warrants have been recorded at zero in the accompanying financial statements as the value was de minimus upon issuance. The Company has the right to accelerate the expiration of the Common Warrant upon (i) the Company's Common Stock trading at an average price of $28.00 or more per share for 30 consecutive days or (ii) the Company and Syntex reaching the end of the research term under the collaborative agreement and not entering into a joint venture.

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO FINANCIAL STATEMENTS-(CONTINUED)


  Warrants

  In connection with the Company's initial public offering in July 1994, the Company issued a warrant to the underwriter and stockholder to purchase 133,333 shares of Common Stock at an exercise price of $13.50 per share. The warrant became exercisable for four years beginning July 12, 1995, and has been recorded at zero in the accompanying financial statements as the value was de minimus upon issuance.

  In connection with the issuance of the Series A Preferred, the Company issued warrants to acquire 413,705 shares at $2.1525 per share. These warrants have been recorded at zero in the accompanying financial statements as the value was de minimus upon issuance. The warrants were exercisable over an 18-month period beginning May 17, 1993, however, in November 1994, in return for the pro rata expiration of a cashless exercise provision of the warrants, the exercise provision was extended to November 17, 1995. In July 1995, 21,428 warrants were exercised of which 16,071 shares were issued for cash and 5,357 warrants were exercised under a cashless provision, netting to an issuance of 3,956 shares.
On July 11, 1995, in return for an agreement to not sell or otherwise dispose of any shares of the Company's Common Stock held by the remaining warrant holders, the exercise provision was extended to May 17, 1996 and the pro rata expiration of the cashless exercise provision was rescinded. In March and May 1996, the remaining 392,277 warrants were exercised under a cashless provision, netting to an issuance of 260,041 shares.

  In connection with the advances from D. Blech & Company Incorporated ("D. Blech"), the Company issued D. Blech and a related party warrants to purchase 28,571 shares of the Company's Common Stock at $.035 per share, exercisable over a five year period beginning January 1993. The warrants have been recorded at zero in the accompanying financial statements as the value was de minimus upon issuance.

  In connection with loans from two directors of BCM Technologies, Inc., the Company issued warrants to purchase 5,714 shares of Series A Preferred Stock at $2.1525 per share. The warrants have been recorded at zero in the accompanying financial statements as the value was de minimus upon issuance. One warrant for 2,857 shares was exercised in 1994 and the remaining warrant for 2,857 shares was exercised in May 1996.

7. 401(K) PLAN, STOCK OPTION PLANS, AND EMPLOYEE STOCK PURCHASE PLAN:

  The Company adopted a 401(k) plan in 1994. Under the plan, employees can contribute up to 15 percent of their compensation subject to limitations as defined by the Internal Revenue Service. The Company has the option to match an employee's contribution as determined each year by the Company. An employee would vests in the Company's matching contribution based on years of service.
No matching contribution has been made through December 31, 1996.

  In March 1994, the Board of Directors adopted the 1994 Non-Employee Directors' Stock Option Plan ("Directors' Plan") and reserved 250,000 shares of common stock for issuance thereunder. The plan permits each director of the Company who is not otherwise employed by the Company who (i) was a director on July 12, 1994 or (ii) is first elected as a director after the date of adoption of the Directors' Plan, automatically will be granted an option to purchase 10,000 and 30,000 shares of common stock, respectively. All options under this plan vest in four equal annual installments commencing on the date of grant.

  In April 1993, the Board of Directors approved the 1993 Stock Option Plan, which provides for the grant of up to 1,795,714 incentive and nonstatutory options to acquire the Company's common stock. In April 1995, the stockholders amended the plan to increase the stock allowed for issuance to 2,545,714. The option prices for the incentive and nonstatutory options shall be not less than 100 percent and 85 percent, respectively, of the fair market value of the stock as determined by the Company's Board of Directors.

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES FINANCIAL STATEMENTS-(CONTINUED)


  In March 1994, the Board of Directors adopted the Employee Stock Purchase Plan and reserved 857,142 shares of Common Stock for issuance thereunder. The plan permits full-time employees to purchase Common Stock through payroll deductions (which cannot exceed 15 percent of each employee's compensation) at the lower of 85 percent of fair market value at the beginning of each offering period, as defined, or the end of each six-month purchase period. In 1995 and 1996, 69,677 and 108,751 shares, respectively, were purchased by employees under this plan at $2.66 to $6.48 per share.

  The Company accounts for its stock based compensation plans under Accounting Principles Board Opinion No. 25 and the related Interpretations. Accordingly, deferred compensation is recorded for stock options based on the excess of the deemed value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation is amortized over the vesting period of each option. For certain stock options granted prior to its initial public offering, the Company recorded deferred compensation. Such deferred compensation totals approximately $2 million, of which $664,246, $394,977 and $393,754 was recognized as expense during the years ended December 31, 1994, 1995 and 1996, respectively, and the remainder will be amortized to expense over the remaining vesting periods of the options As the exercise price of all options issued during 1995 and 1996 was equal to or greater than the market price of the Company's stock on the date of grant, no further deferred compensation was recorded. No compensation cost has been recognized under the Company's stock purchase plan.

  In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which, if fully adopted, requires the Company to record stock based compensation at fair value. The Company has adopted the disclosure requirements of SFAS No. 123 and has elected not to record related compensation expense in accordance with this statement. Had compensation expense for its stock option and stock purchase plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                           1995            1996
                                          ------          ------
Net loss:         As reported           $10,149,711     $10,652,972
                  Pro forma             $11,028,844     $12,449,641

Loss per share:   As reported              $1.10           $0.84
                  Pro forma                $1.20           $0.98

  Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO FINANCIAL STATEMENTS-(CONTINUED)


  The following is a summary of stock option activity:

                                        1993 STOCK OPTION PLAN           DIRECTORS PLAN
                                    ------------------------------  --------------------------
                                                    WEIGHTED-AVG.               WEIGHTED-AVG.
                                                      EXERCISE                    EXERCISE
                                       OPTIONS        PRICE ($)      OPTIONS      PRICE ($)
                                    --------------  --------------  ---------  ---------------
Balance at April 30, 1993                      --                         --
  Granted.........................        650,000            0.18         --               --
  Exercised.......................         (4,857)           0.18         --               --
                                        ---------
Balance at December 31, 1993......        645,143            0.18         --               --
                                        ---------                    -------
  Granted.........................        702,998            3.07     50,000             7.50
  Exercised.......................        (74,285)           0.27         --               --
  Canceled........................        (43,244)           0.94         --               --
                                        ---------                    -------
Balance at December 31, 1994......      1,230,612            1.76     50,000             7.50
                                        ---------                    -------
  Granted.........................        477,250            6.54    140,000             4.91
  Exercised.......................       (155,088)           1.54     (2,500)            7.50
  Canceled........................        (74,978)           3.66    (37,500)            7.07
                                        ---------                    -------
Balance at December 31, 1995......      1,477,796            3.23    150,000             5.19
                                        ---------                    -------
  Granted.........................        784,349            4.92     20,000             6.25
  Exercised.......................       (250,676)           0.85         --               --
  Canceled........................       (278,204)           5.80    (30,000)            3.63
                                        ---------                    -------
Balance at December 31, 1996......      1,733,265            3.94    140,000             5.68
                                        =========                    =======

Exercisable at December 31, 1994..        379,732            1.05         --               --
Exercisable at December 31, 1995..        645,065            2.15      5,000             7.50
Exercisable at December 31, 1996..        774,465            2.94     35,000             5.86

  At December 31, 1996, 327,543 and 107,500 options were available for future grant under the 1993 Stock Option Plan and Directors Plan, respectively. The exercise price of options outstanding under the 1993 Stock Option Plan and Directors' Plan at December 31, 1996 range from $0.18 to $9.88 and $3.63 to $7.50, respectively. The weighted average contractual life of options outstanding at December 31, 1996 was nine years for both, the 1993 Stock Option Plan and Directors Plan.

  The weighted average fair value of options granted in 1995 and 1996 was $4.78 and $3.45, respectively, under the 1993 Stock Option Plan. The weighted average fair value of options granted in 1995 and 1996 was $3.70 and $4.30, respectively, under the Directors' Plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively: risk-free interest rates of 6.5 percent for both years; no expected dividend yields for both years; expected lives of 6 years for both years and expected volatility of 82 and 72 percent.

  The weighted average fair value of purchase rights granted in 1995 and 1996 was $1.33 and $1.37, respectively, under the Employee Stock Purchase Plan. The fair value of employee purchase rights was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 1995 and 1996, respectively: risk-free interest rates of 5.8 and 5.6 percent; no expected dividend yields for both years; expected lives of 6 years for both years and expected volatility of 77 and 72 percent.

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO FINANCIAL STATEMENTS-(CONTINUED)


8. FEDERAL INCOME TAXES:

  The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of liabilities and assets using exacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation should be provided.

  As of December 31, 1996, the Company has generated net operating loss ("NOL") carryforwards of approximately $28 million and research and development credits of approximately $645,000 available to reduce future income taxes. These carryforwards begin to expire in 2007. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. The Company's ability to utilize it current and future NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because Federal tax limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax asset at December 31, 1996 and 1995. The valuation allowance increased $3,834,402 and $3,436,026 for the years ended December 31, 1996 and 1995, respectively, primarily due to the Company's losses. The components of the Company's deferred tax assets are as follows:

                                                                     DECEMBER 31,
                                                                ------------------------
                                                                   1995        1996
                                                                ----------- ------------
Net operating loss carryforwards..............................  $6,273,085  $ 9,714,245
Capitalized start-up costs....................................     522,456      363,735
Research and development tax credits..........................     470,320      645,000
Technology license............................................     175,100      298,168
Tax basis of equipment, furniture and leasehold improvements..      64,740       97,498
Contract revenue..............................................     312,790      652,790
Accrued liabilities not currently deductible..................     146,033       27,490
                                                                ----------  -----------
    Total deferred taxes......................................   7,964,524   11,798,926
Less valuation allowance......................................  (7,964,524) (11,798,926)
                                                                ----------  -----------
    Net deferred tax assets...................................  $       --  $        --
                                                                ==========  ===========


9. COLLABORATIVE, LICENSE AND RESEARCH AGREEMENTS:

     Effective February 1995, the Company and Corange International Ltd., the parent company of the Boehringer Mannheim Group ("Boehringer Mannheim") entered into a multi-year alliance agreement to develop gene therapy products to treat selected cancer indications. Under the terms of the agreement, Boehringer Mannheim has agreed to fund $25 million for research and development at the Company, with payments to the Company of $5 million per year for five years. Research and development funding of $4.6 and $5 million were received in 1995 and 1996, respectively. Because the Company may be obligated, upon certain circumstances, to conduct research and development in an amount not to exceed $5 million at the end of the five-year agreement, the Company has recognized contract revenue at 80 percent of research funding. In addition, Boehringer Mannheim has agreed to invest $20 million in the common equity of the Company at $4 million per year. The first three $4 million equity investments were made in July 1995, February 1996, and February 1997 in which 444,444, 418,629 and 533,333 common shares were issued at $9.00, $9.56 and $7.50 per

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO FINANCIAL STATEMENTS-(CONTINUED)


share, respectively. The price per share for common equity investments by Boehringer Mannheim for the years 1996 through 1999 is based upon the 15 consecutive trading days immediately preceding February 1 for each year, with the purchase in 1996 at a 20 percent premium. In no case shall the purchase price be less than $7.50 per share. All payments to the Company beginning in 1997 are subject to the achievement of certain milestones. The Company also granted Boehringer Mannheim a three-year option to expand the collaboration to include additional cancer indications.

  In April 1994, the Company entered into a collaborative agreement with Syntex (U.S.A.) Inc., now a subsidiary of Roche Holding Ltd. ("Roche") to develop gene medicines for certain inflammatory and immunological disorders. The collaborative agreement provides that the Company will be responsible for the research during the initial three-year term. The Company and Roche may extend the initial term for a fourth year, in which case each party would be obligated to commit an additional $2 million to fund collaborative research. At the end of the initial research term or through designation by the RMC, the agreement provides an option for the Company and Roche to enter into a joint venture agreement to further pursue the development and commercialization of such gene medicines, which would require an additional initial commitment by each party of at least $10 million. Upon execution of the collaborative agreement, Roche purchased 3,750,000 shares of the Company's Preferred Series B Stock and a warrant to purchase 1,071,428 shares of the Company's Common Stock. Refer to
Note 6.

  In 1992, the Company entered into license agreements with Baylor whereby the Company has exclusive noncancelable worldwide licenses to use certain technology. In exchange for the grant of this exclusive license, the Company issued 600,000 shares of its common stock to Baylor. Pursuant to the license agreement, the Company will pay Baylor, for the longer of 10 years or the life of the patent, beginning with the first commercial sale of a product incorporating the licensed technologies, a royalty on net sales by the Company of products incorporating any of the such technologies.

  Effective May 7, 1993, the Company obtained a worldwide, exclusive license for the gene-switch technology initially developed by Baylor in exchange for 14,286 shares of common stock and future royalty payments on net sales by the Company of any products incorporating the licensed technologies.

  The Company has entered into several sponsored research agreements with a number of research institutes. During 1994, 1995 and 1996, the Company paid $1,013,900, $1,340,000 and $1,442,100, respectively, pursuant to these agreements and has committed to pay an additional $670,750 in 1997 under these research agreements.

  In addition, the Company has entered into other licensing agreements with various universities and research organizations. Under the terms of these agreements, the Company has received exclusive and nonexclusive licenses to technology or technology claimed, in certain patents or patent applications. The Company is required to make payments of nonrefundable license fees and royalties on future sales of products employing the technology. In 1994, 1995 and 1996, the Company paid license fees of $115,000, $250,000 and 362,000, respectively, under these agreements, which have been recorded as a research and development expense. To retain these licenses in future years the Company has committed to pay approximately $143,000 through 1997.

10. CONSULTING AND RELATED AGREEMENTS:

  In 1995, in connection with the execution of the Boehringer Mannheim alliance agreement, the Company paid a fee of $350,000 to a former chairman and stockholder of the Company pursuant to a finders agreement.

  In April 1994, in connection with the collaborative agreement with Syntex (U.S.A.) Inc., the Company's Board of Directors approved a payment of $375,000 in consideration of the assistance provided by D. Blech. Affiliates of D. Blech

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO FINANCIAL STATEMENTS-(CONTINUED)


are principal stockholders of the Company.

  The Company has entered into consulting agreements with its founding scientists and certain individuals. Pursuant to these agreements, the Company paid $343,000, $494,000 and $447,000 in 1994, 1995 and 1996, respectively. The fees are recorded as research and development expense as incurred. In 1996, the Company paid a director of the Company $20,300 under a consulting agreement.

11. COMMITMENTS:

  The Company has entered into employment agreements with its chief executive and other key employees which have initial expiration dates ranging from 1996 to 1999. The agreements are thereafter automatically renewed for successive twelve-month terms, unless terminated by the Company or employee. Such agreements provide that, in the case of termination without cause, the employees are entitled to payments ranging from 25 percent to 85 percent of their annual salaries. The aggregate amount charged to expense during 1994, 1995 and 1996 pursuant to these agreements totaled $651,000, $848,000 and $872,000, respectively.

  On October 29, 1993, the Company entered into an agreement to lease building facilities from a real estate company. This operating lease commenced in January 1995 and continues for a lease term of 10 years. The obligations under this lease along with other operating leases are as follows:

            1997............................  $  874,000
            1998............................     874,000
            1999............................     866,000
            2000............................     901,000
            2001............................     901,000
            2002 and thereafter.............   2,703,000