Form 10-Q
period 1997-03-31
GENEMEDICINE INC
filed 1997-05-02
CIK 907111

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

                                       or

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

                                 (281) 364-1150
              (Registrant's telephone number, including area code)


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

  As of April 29, 1997, there were outstanding 13,683,125 and 3,750,000 shares of Common Stock and Series B Preferred Stock, par value $.001, respectively, of the registrant.

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                  PAGE NO.
                                                                                  --------

  COVER PAGE.......................................................................   1
  TABLE OF CONTENTS................................................................   2

  PART I. FINANCIAL INFORMATION

       ITEM 1.   Financial Statements

       Balance Sheets as of March 31, 1997 and December 31, 1996...................   3

       Statements of Operations for the three months ended March 31, 1997 and
       March 31, 1996, and for the period from inception (January 2, 1992)
       through March 31, 1997......................................................   4

       Statements of Cash Flows for the three months ended March 31, 1997 and
       March 31, 1996,  and for the period from inception (January 2, 1992)
       through March 31, 1997......................................................   5

       Notes to Financial Statements...............................................   6

       ITEM 2.

       Management's Discussion and Analysis of Financial Condition and Results of
       Operations..................................................................   7

  PART II.  OTHER INFORMATION......................................................   9

  SIGNATURES.......................................................................   10


                                    2 of 10

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                                BALANCE SHEETS


                                                           MARCH 31,     DECEMBER 31,
                                                             1997            1996
                                                        -------------   --------------
                                                         (unaudited)
                        ASSETS
                        ------
Current Assets:
  Cash and cash equivalents...........................  $   2,194,433   $   2,145,404
  Short-term investments..............................     29,622,650      28,726,602
  Prepaid expenses and other..........................        699,994         170,453
                                                        -------------   -------------
    Total current assets..............................     32,517,077      31,042,459
                                                        -------------   -------------

Equipment, furniture and leasehold improvements, net..      3,464,189       2,998,416
Deposits and other assets.............................          8,395           8,395
                                                        -------------   -------------
Total Assets..........................................  $  35,989,661   $  34,049,270
                                                        =============   =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current Liabilities:
  Accounts payable and accrued liabilities............      1,158,222   $   1,352,762
  Deferred revenue....................................         39,489         179,489
  Notes payable and current portion of capital lease
   obligations........................................        374,037         408,387
                                                        -------------   -------------
    Total current liabilities.........................      1,571,748       1,940,638
                                                        -------------   -------------
Long-term Liabilities:
  Deferred contract revenue...........................      2,169,970       1,919,970
  Capital lease obligations, net of current portion...        210,369         259,393
                                                        -------------   -------------
    Total long-term liabilities.......................      2,380,339       2,179,363
                                                        -------------   -------------
Commitments

Stockholders' Equity:
  Convertible preferred stock, $.001 par value;
   20,000,000 shares authorized; 3,750,000 issued
   and outstanding....................................          3,750           3,750
  Common stock, $.001 par value; 40,000,000 shares
   authorized; 13,669,042 and 13,077,369 shares
   issued and outstanding.............................         13,669          13,077
  Additional paid in capital..........................     69,629,457      65,485,846
  Deferred compensation...............................       (368,963)       (465,803)
  Deficit accumulated during the development stage....    (37,240,339)    (35,107,601)
                                                        -------------   -------------
    Total stockholders' equity........................     32,037,574      29,929,269
                                                        -------------   -------------
Total Liabilities and Stockholders' Equity............  $  35,989,661   $  34,049,270
                                                        =============   =============

  The accompanying notes are an integral part of these financial statements.

                                    3 of 10

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                           INCEPTION
                                             THREE MONTHS ENDED        (JANUARY 2, 1992)
                                                  MARCH 31,                 THROUGH
                                        -----------------------------       MARCH 31,
                                             1997            1996             1997
                                        -------------   -------------   -----------------
Revenues:
  Contract revenue..................... $   1,500,000   $   1,000,000   $    9,180,000
  Research and development
   grant revenue.......................       240,000          81,000        1,087,644
  Interest income......................       430,946         491,461        4,494,625
                                        -------------   -------------   --------------
                                            2,170,946       1,572,461       14,762,269

Expenses:
  Research and development.............     3,279,329       3,561,661       38,642,264
  General and administrative...........     1,004,516         940,439       12,906,752
  Interest expense.....................        19,839          30,909          453,592
                                        -------------   -------------   --------------
Total expenses.........................     4,303,684       4,533,009       52,002,608
                                        -------------   -------------   --------------
Net loss............................... $  (2,132,738)  $  (2,960,548)  $  (37,240,339)
                                        =============   =============   ==============

Loss per share......................... $       (0.16)  $       (0.24)
Shares used in computing
 loss per share                            13,462,240      12,331,350

  The accompanying notes are an integral part of these financial statements.

                                    4 of 10

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                            INCEPTION
                                                              THREE MONTHS ENDED        (JANUARY 2, 1992)
                                                                   MARCH 31,                 THROUGH
                                                         -----------------------------       MARCH 31,
                                                              1997            1996             1997
                                                         -------------   -------------   -----------------
Cash flows used in operating activities:
  Net loss............................................   $  (2,132,738)  $  (2,960,548)  $  (37,240,339)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
    Depreciation and amortization.....................         221,026         188,978        2,036,791
    Issuance of convertible debt for noncash
     consideration....................................              --              --          905,000
    Issuance of stock for noncash consideration.......              --              --           21,050
    Purchases of short-term investments...............              --              --       (3,997,171)
    Compensation expense related to stock plans.......          96,840          98,611        1,625,562
    Loss on equipment retirements.....................              --              --            5,293
    Changes in assets and liabilities:
      Decrease (increase) in prepaid expenses and
       other assets...................................        (529,541)         63,671         (605,262)
      Increase (decrease) in accounts payable and
       accrued liabilities............................        (194,540)         71,623        1,158,222
      Increase in deferred revenue and deferred
       contract revenue...............................         110,000         250,000        2,209,459
                                                        --------------   -------------   --------------
        Net cash used in operating activities.........      (2,428,953)     (2,287,665)     (33,881,395)
                                                        --------------   -------------   --------------

Cash flows used in investing activities:
  Purchase of equipment, furniture and leasehold
   improvements.......................................        (686,799)       (275,157)      (5,509,400)
  Purchases of short-term investments.................        (896,048)     (3,440,323)     (25,625,479)
  Purchase of certificates of deposit.................              --                         (100,000)
                                                        --------------   -------------   --------------
    Net cash used in investing activities.............      (1,582,847)     (3,715,480)     (31,234,879)
                                                        --------------   -------------   --------------

Cash flows from financing activities:
  Proceeds from notes payable and capital lease
   obligations........................................              --              --        2,030,823
  Repayment of notes payable and capital lease
   obligations........................................         (83,374)       (125,109)      (1,315,417)
  Advance on line of credit...........................              --              --          750,000
  Proceeds from issuance of preferred stock, net......              --              --       22,264,465
  Proceeds from issuance of common stock, net.........       4,144,203       4,012,863       43,580,836
                                                        --------------   -------------   --------------
    Net cash provided by financing activities.........       4,060,829       3,887,754       67,310,707
                                                        --------------   -------------   --------------
Net increase (decrease) in cash and cash
 equivalents..........................................          49,029      (2,115,391)       2,194,433
Cash and cash equivalents, beginning of period........       2,145,404      15,420,772               --
                                                        --------------   -------------   --------------
Cash and cash equivalents, end of period..............  $    2,194,433   $  13,305,381   $    2,194,433
                                                        ==============   =============   ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest............  $       19,839   $      30,909   $      452,892
Supplemental schedule of noncash financing activity:
  Conversion of debt to preferred and common stock....  $           --   $          --   $    1,786,000

  The accompanying notes are an integral part of these financial statements.

                                    5 of 10

                               GENEMEDICINE, INC.
               (A DELAWARE CORPORATION  IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


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

            The Company has devoted substantially all of its efforts to research and product development and has not yet generated any revenues from the sale of products, nor is there any assurance of future product revenues. In addition, the Company expects to continue to incur losses for the foreseeable future, and there can be no assurance that the Company will successfully complete the transition from a development stage company to successful operations. The research and development activities engaged in by the Company involve a high degree of risk and uncertainty. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, the ability to establish and maintain collaborative arrangements for research, development and commercialization of product with corporate partners, and the ability to develop or access manufacturing, sales and marketing experience. Additional factors include uncertainties as to patents and proprietary technologies, technological change and risk of obsolescence, development of products, competition, government regulations and regulatory approval, and product liability exposure. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's future success.

            The accompanying interim financial statements are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.




                                    6 of 10

                               GENEMEDICINE, INC.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

            Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, the early stage of the GeneMedicine, Inc.'s development and technological uncertainty, future capital needs and uncertainty of additional funding, dependence on collaborative partners and licenses, the failure of existing or future partnerships to be successful, uncertainty of patent protection, uncertainty of government regulatory requirements, level of competition and rapid technological change, as well as those set forth in this section and in "Risk Factors" and elsewhere in the Company's Form 10-K for the year ended December 31, 1996.

            Since its inception in January 1992, GeneMedicine has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and to date has not received any revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. The Company expects to incur substantial losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. At March 31, 1997, the Company's accumulated deficit was approximately $37.2 million.

  RESULTS OF OPERATIONS

            Revenues of $2.2 million were recorded for the quarter ended March 31, 1997. Such revenues consisted of contract revenue of $1.5 million, research and development grant revenue of $0.2 million and interest income of $0.4 million. This compares with revenues of $1.6 million for the quarter ended March 31, 1996, which consisted of contract revenue of $1.0 million, research and development grant revenue of $0.1 million and interest income of $0.5 million. Contract revenues in respective quarters resulted from a corporate partnership with Boehringer Mannheim to develop certain non-viral gene medicines to treat selected cancer indications. The increase in contract revenue in the first quarter of 1997 compared to the same period in 1996 was due to the recognition of a $0.5 million milestone payment from Boehringer Mannheim for achieving clearance from the U.S. Food and Drug Administration to commence a Phase I clinical trial using its IL-2 Gene Medicine that it is developing for the treatment of head and neck cancer.

            The Company's research and development expenses for the quarter ended March 31, 1997 were $3.3 million, compared to $3.6 million for the first quarter of 1996. The slight decrease in research and development expenses was due primarily to a reduction in costs associated with external sponsored research activities. The Company anticipates that research and development expenditures will increase over the next several years as it expands its research and product development efforts.

            General and administrative expenses remained relatively unchanged at $1.0 million for the quarter ended March 31, 1997 compared to the same period in 1996.

            Net loss per share for the three months ended March 31, 1997 was $0.16 compared to a net loss per share of $0.24 for the same period in 1996. The decrease in the Company's net loss per share was primarily the result of increased contract revenue, slightly decreased research and development expenses, and an increased average number of shares outstanding.

                                    7 of 10

  LIQUIDITY AND CAPITAL RESOURCES

            Since its inception, the Company has financed its operations primarily through private and public sales of its equity securities and revenues from corporate alliances. Through March 31, 1997, the Company had received approximately $65.8 million in net proceeds from sales of its equity securities. At March 31, 1997, the Company had working capital of $30.9 million and cash, cash equivalents and short-term investments of $31.8 million. In addition, in April 1997 the Company received $1.75 million from Boehringer Mannheim, representing a $1.25 million contract research payment and a $0.5 million milestone payment.

            The Company expects its cash requirements to increase significantly in future periods. The Company will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of its potential products and to market with its partners any products that are developed. In addition, the Company currently plans to manufacture clinical scale quantities of its products, which will require the Company to expend substantial additional capital. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing and scale-up and the ability to establish and maintain effective commercialization activities and arrangements. Based on its current plans, the Company believes that its available cash, including proceeds from projected interest income and committed funding from corporate partners, will be sufficient to meet the Company's operating expenses and capital requirements into the second half of 1999. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time.

            The Company intends to seek additional funding through research and development arrangements with potential corporate partners, public or private financing, or from other sources. There can be no assurance that additional financing will be available on favorable terms, if at all. In the event that adequate funding is not available, the Company may be required to delay, reduce or eliminate one or more of its research or development programs or obtain funds through arrangements with corporate collaborators or others that may require the Company to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise seek. Insufficient financing may also require the Company to relinquish rights to certain of its technologies that the Company would otherwise develop or commercialize itself.

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

                                    8 of 10

                               GENEMEDICINE, INC.

                          PART II - OTHER INFORMATION
                          ---------------------------

  Item 1.  Legal Proceedings
       None

  Item 2.  Changes in Securities

     In February 1997, the Company issued 533,333 shares of Common Stock, at a price per share of $7.50, to Corange International Ltd., the parent company of Boehringer Mannheim pursuant to the Boehringer Mannheim Alliance. The Company issued such shares in reliance on the exemption provided by section 4(2) of the Securities Act of 1933, as amended.

  Item 3.  Defaults upon Senior Securities
       None

  Item 4.  Submission of Matters to a Vote of Security Holders
       None

  Item 5.  Other Information
       None

  Item 6.  Exhibits and Reports on Form 8-K
  (a) 10.1 - 1993 Stock Option Plan, as amended
       10.4 - 1994 Non-Employee Directors' Stock Option Plan, as amended

  (b)  None

                                    9 of 10

                               GENEMEDICINE, INC.

                                   SIGNATURES
                                   ----------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GENEMEDICINE, INC.



  Date:  05/01/97            By: John M. Dodson
         ---------               --------------------------------
                                 John M. Dodson
                                 Director, Administration, Finance & Accounting
                                 (on behalf of the Registrant and as the
                                  Registrant's Principal Accounting Officer)

                                   10 of 10