Form 10-Q
period 1997-06-30
GENEMEDICINE INC
filed 1997-07-24
CIK 907111

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                       or

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

As of July 22, 1997, there were outstanding 13,796,899 and 3,750,000 shares of Common Stock and Series B Preferred Stock, par value $.001, respectively, of the registrant.

                               GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                         PAGE NO.
                                                                                         --------

COVER PAGE.......................................................................           1
TABLE OF CONTENTS................................................................           2

PART I. FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

     Balance Sheets as of June 30, 1997 and December 31, 1996....................           3

     Statements of Operations for the three and six months ended June 30, 1997 and June 30, 1996, and for the period from inception (January 2, 1992)
     through June 30, 1997.......................................................           4

     Statements of Cash Flows for the six months ended June 30, 1997 and
     June 30, 1996,  and for the period from inception (January 2, 1992)
     through June 30, 1997.......................................................           5

     Notes to Financial Statements...............................................           6

     ITEM 2.

     Management's Discussion and Analysis of Financial Condition and Results of
     Operations..................................................................           7

PART II.  OTHER INFORMATION......................................................          10

SIGNATURES.......................................................................          12


                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                                BALANCE SHEETS




                                                                              JUNE 30,          DECEMBER 31,
                                                                               1997                1996
                                                                           -------------       -------------
                                ASSETS                                      (UNAUDITED)
Current Assets:
 Cash and cash equivalents.............................................    $   4,719,559       $   2,145,404
 Short-term investments................................................       24,843,272          28,726,602
 Prepaid expenses and other............................................          239,013             170,453
                                                                           -------------       -------------
  Total current assets.................................................       29,801,844          31,042,459
                                                                           -------------       -------------
Equipment, furniture and leasehold improvements, net...................        3,493,455           2,998,416
Deposits and other assets..............................................            9,195               8,395
                                                                           -------------       -------------
Total Assets...........................................................    $  33,304,494       $  34,049,270
                                                                           =============       =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued liabilities..............................    $     759,163       $   1,352,762
 Deferred revenue......................................................          259,489             179,489
 Notes payable and current portion of capital lease obligations........          325,097             408,387
                                                                           -------------       -------------
  Total current liabilities............................................        1,343,749           1,940,638
                                                                           -------------       -------------
Long-term Liabilities:
 Deferred contract revenue.............................................        2,419,970           1,919,970
 Capital lease obligations, net of current portion.....................          172,560             259,393
                                                                           -------------       -------------
  Total long-term liabilities..........................................        2,592,530           2,179,363
                                                                           -------------       -------------
Commitments

Stockholders' Equity:
 Convertible preferred stock, $.001 par value; 20,000,000 shares
  authorized; 3,750,000 issued and outstanding.........................            3,750               3,750
 Common stock, $.001 par value; 40,000,000 shares authorized;
  13,760,283 and 13,077,369 shares issued and outstanding..............           13,760              13,077
 Additional paid in capital............................................       69,970,905          65,485,846
 Deferred compensation.................................................         (271,165)           (465,803)
 Deficit accumulated during the development stage......................      (40,349,035)        (35,107,601)
                                                                           -------------       -------------
  Total stockholders' equity...........................................       29,368,215          29,929,269
                                                                           -------------       -------------
Total Liabilities and Stockholders' Equity.............................    $  33,304,494       $  34,049,270
                                                                           =============       =============

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                           STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                                       INCEPTION
                                             THREE MONTHS ENDED              SIX MONTHS ENDED      (JANUARY 2, 1992)
                                                   JUNE 30,                       JUNE 30,              THROUGH
                                         ----------------------------   ---------------------------     JUNE 30,
                                             1997            1996           1997           1996           1997
                                         ------------    ------------   ------------   ------------   ------------
Revenues:
 Contract revenue......................  $  1,000,000    $  1,000,000   $  2,500,000   $  2,000,000   $ 10,180,000
 Research and development grant
  revenue..............................       149,000               -        389,000         81,000      1,236,644
 Interest income.......................       435,463         469,242        866,409        960,703      4,930,088
                                         ------------    ------------   ------------   ------------   ------------
  Total revenues.......................     1,584,463       1,469,242      3,755,409      3,041,703     16,346,732

Expenses:
 Research and development..............     3,488,969       3,189,612      6,768,298      6,751,273     42,131,233
 General and administrative............     1,187,237         898,721      2,191,753      1,839,160     14,093,989
 Interest expense......................        16,953          28,106         36,792         59,015        470,545
                                         ------------    ------------   ------------   ------------   ------------
  Total expenses.......................     4,693,159       4,116,439      8,996,843      8,649,448     56,695,767
                                         ------------    ------------   ------------   ------------   ------------
Net loss...............................  $ (3,108,696)   $ (2,647,197)  $ (5,241,434)  $ (5,607,745)  $(40,349,035)
                                         ============    ============   ============   ============   ============

Loss per share.........................  $      (0.23)   $      (0.21)  $      (0.39)  $      (0.45)
                                         ============    ============   ============   ============

Shares used in computing loss
 per share.............................    13,702,578      12,717,884     13,583,073     12,524,652
                                         ============    ============   ============   ============

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                            SIX MONTHS ENDED             INCEPTION
                                                                                 JUNE 30,            (JANUARY 2, 1992)
                                                                      ----------------------------        THROUGH
                                                                          1997            1996         JUNE 30, 1997
                                                                      ------------    ------------     -------------
Cash flows used in operating activities:
 Net loss..........................................................   $ (5,241,434)   $ (5,607,745)    $ (40,349,035)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and amortization....................................        469,506         378,525         2,285,271
  Issuance of convertible debt for noncash consideration...........              -               -           905,000
  Issuance of stock for noncash consideration......................              -               -            21,050
  Purchases of short-term investments..............................              -               -        (3,997,171)
  Compensation expense related to stock plans......................        194,638         197,222         1,723,360
  Loss on equipment retirements....................................              -               -             5,293
  Changes in assets and liabilities:
   Decrease (increase) in prepaid expenses and other assets........        (69,360)        170,065          (145,081)
   Increase (decrease) in accounts payable and accrued liabilities.       (593,599)        (13,901)          759,163
   Increase in deferred revenue and deferred contract revenue......        580,000         500,000         2,679,459
                                                                      ------------    ------------     -------------
    Net cash used in operating activities..........................     (4,660,249)     (4,375,834)      (36,112,691)
                                                                      ------------    ------------     -------------

Cash flows used in investing activities:
 Purchase of equipment, furniture and leasehold improvements.......       (964,545)       (385,287)       (5,787,146)
 Purchase of short-term investments................................      3,883,330        (368,418)      (20,846,101)
 Purchase of certificates of deposit...............................              -                          (100,000)
                                                                      ------------    ------------     -------------
    Net cash used in investing activities..........................      2,918,785        (753,705)      (26,733,247)
                                                                      ------------    ------------     -------------
Cash flows from financing activities:
 Proceeds from notes payable and capital lease obligations.........              -               -         2,030,823
 Repayment of notes payable and capital lease obligations..........       (170,123)       (221,766)       (1,402,166)
 Advance on line of credit.........................................              -               -           750,000
 Proceeds from issuance of preferred stock, net....................              -               -        22,264,465
 Proceeds from issuance of common stock, net.......................      4,485,742       4,324,359        43,922,375
                                                                      ------------    ------------     -------------
    Net cash provided by financing activities......................      4,315,619       4,102,593        67,565,497
                                                                      ------------    ------------     -------------
Net increase (decrease) in cash and cash equivalents...............      2,574,155      (1,026,946)        4,719,559
                                                                      ------------    ------------     -------------
Cash and cash equivalents, beginning of period.....................      2,145,404      15,420,772                 -
                                                                      ------------    ------------     -------------
Cash and cash equivalents, end of period...........................   $  4,719,559    $ 14,393,826     $   4,719,559
                                                                      ============    ============     =============

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest..........................   $     36,792    $     59,015     $     469,845
Supplemental schedule of noncash financing activity:
 Issuance of convertible debt for technology.......................   $          -    $          -     $     905,000
 Conversion of debt to preferred and common stock..................   $          -    $          -     $   1,786,000


                               GENEMEDICINE, INC.
               (A DELAWARE CORPORATION  IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION:

   GeneMedicine, inc. ("GeneMedicine" or the "Company") is a Delaware corporation in the development stage. The Company is developing non-viral gene therapies that may provide unique clinical benefits in the treatment of a number of human diseases. The Company intends to develop its products through alliances with major pharmaceutical and biotechnology companies.

   The Company has devoted substantially all of its efforts to research and product development and has not yet generated any revenues from the sale of products, nor is there any assurance of future product revenues. In addition, the Company expects to continue to incur losses for the foreseeable future, and there can be no assurance that the Company will successfully complete the transition from a development stage company to successful operations. The research and development activities engaged in by the Company involve a high degree of risk and uncertainty. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, the need for additional financing, the ability to establish and maintain collaborative arrangements for research, development and commercialization of products with corporate partners, and the ability to develop or access manufacturing, sales and marketing experience. Additional factors include uncertainties as to patents and proprietary technologies, technological change and risk of obsolescence, development of products, competition, government regulations and regulatory approval, and product liability exposure. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's future success.

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

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Company will adopt the provisions of the new statement, changing from its current method of accounting for net loss per share as set forth in APB Opinion No. 15, for interim and annual periods ending after December 15, 1997. Adoption of Statement No. 128 will require retroactive revision of the presentation of net loss per share in historical financial statements. The Company's net loss per share amounts presented in the accompanying financial statements as calculated under the provisions of APB Opinion No. 15 would have remained unchanged had basic net loss per share under Statement No. 128 been presented. Additionally, net loss per share amounts as presented herein would also have remained unchanged had diluted net loss per share under the provisions of Statement No. 128 been presented, since the Company's outstanding stock options would not have been included in the calculation because their effect would have been anti-dilutive.

                               GENEMEDICINE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, the early stage of GeneMedicine, inc.'s development and technological uncertainty, dependence on collaborative partners and licenses, the failure of existing or future partnerships to be successful, future capital needs and uncertainty of additional funding, uncertainty of patent protection, uncertainty of government regulatory requirements, level of competition and rapid technological change, as well as those set forth in this section and in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K for the year ended December 31, 1996.

  Since its inception in January 1992, GeneMedicine has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and to date has not received any revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. The Company expects to incur substantial losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. At June 30, 1997, the Company's accumulated deficit was approximately $40.3 million.

RESULTS OF OPERATIONS

  Revenues of $1.6 million and $3.8 million were recorded for the three and six months ended June 30, 1997, respectively, which consisted primarily of contract revenue of $1.0 million and $2.5 million, and interest income of $0.4 million and $0.9 million, respectively. These results compare with revenues of $1.5 million and $3.0 million for the three and six months ended June 30, 1996, respectively, which consisted primarily of contract revenue of $1.0 million and $2.0 million, and interest income of $0.5 million and $1.0 million, respectively. Contract revenues in respective periods resulted from a corporate partnership with Boehringer Mannheim Group, a part of Corange International Ltd. ("Boehringer Mannheim") to develop certain non-viral gene medicines to treat selected cancer indications. The increase in contract revenue in the first six months of 1997 compared to the same period in 1996 was due to the receipt of a $0.5 million milestone payment from Boehringer Mannheim for achieving clearance from the U.S. Food and Drug Administration to commence a Phase I clinical trial using the Company's IL-2 Gene Medicine which GeneMedicine is developing for the treatment of head and neck cancer.

  The Company's research and development expenses for the quarter ended June 30, 1997 were $3.5 million compared to $3.2 million for the quarter ended June 30, 1996. For the six months ended June 30, 1997, research and development expenses at $6.8 million remained relatively unchanged compared to the same period in 1996. The increase in the quarter ended June 30, 1997, as compared to the same period in 1996, was generally due to the expansion of the Company's research and development activities resulting in staffing increases and the related salary and benefit costs, as well as additional laboratory supplies and other support costs. The Company anticipates that research and development expenditures will increase over the next several years as it continues to expands its research and product development efforts.

  General and administrative expenses increased to $1.2 million for the quarter ended June 30, 1997, from

$0.9 million for the same period in 1996, and to $2.2 million for the six months ended June 30, 1997, from $1.8 million for the same period in 1996. These increases were due to the combination of (i) costs associated with the recruitment and relocation of two of the Company's officers, and (ii) increased professional fees related to business development and investor relations efforts.

  Losses per share for the three and six months ended June 30, 1997 were $0.23 and $0.39, respectively, as compared to losses per share of $0.21 and $0.45 for the same periods in 1996. The decrease in the Company's loss per share for the six months ended June 30, 1997 was primarily the result of an increased average number of shares outstanding and increased contract revenue.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has financed its operations primarily through private and public sales of its equity securities and contract research payments from its corporate alliance with Boehringer Mannheim. Through June 30, 1997, the Company had received approximately $66.2 million in net proceeds from sales of its equity securities and $12.6 million in contract research payments from its corporate alliance with Boehringer Mannheim. At June 30, 1997, the Company had working capital of $28.5 million and cash, cash equivalents and short-term investments of $29.6 million. In addition, in July 1997 the Company received a $1.25 million contract research payment from Boehringer Mannheim.

  The Company expects its cash requirements to increase significantly in future periods. The Company will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of its potential products and to market with its partners any products that are developed. In addition, the Company currently plans to manufacture clinical scale quantities of its products, which will require the Company to expend substantial additional capital. The Company's future capital requirements will depend on many factors, including the ability to establish and maintain collaborative arrangements for research, development and commercialization of products with corporate partners, continued scientific progress in the Company's research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing and scale-up and the ability to establish and maintain effective commercialization activities and arrangements. Based on its current plans, the Company believes that its available cash, including proceeds from projected interest income and committed funding from corporate partners, will be sufficient to meet the Company's operating expenses and capital requirements into the second half of 1999. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time.

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

  The Company's business is subject to significant risks, including, without limitation, uncertainties associated with the length and expense of the regulatory approval process, uncertainty associated with obtaining and enforcing patents and risks associated with dependence on corporate partners. Although the Company's products may appear promising at an early stage of development, they may not be successfully commercialized for a number of reasons, such as the possibility that the potential products will be determined to be ineffective during clinical trials, fail to receive necessary approvals, be uneconomical to manufacture or market, or be precluded from commercialization by proprietary rights of third parties. In addition, the failure by the Company to obtain patent protection for its products may make certain of its products commercially unattractive. Further, there can be no assurance that any collaboration will be continued or result in successfully commercialized products.

                               GENEMEDICINE, INC.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Annual Meeting of Stockholders of GeneMedicine, inc. was held on May 13, 1997.

          (b) The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

              Proposal 1

              To elect two directors to serve until the 2000 Annual Meeting of Stockholders and until their successors are elected.

                                              For      Withheld
                                              ---      --------

              David F. J. Leathers         12,123,018   346,200
              Eric Tomlinson               12,123,018   346,200


              The following individuals term of office as a director continued after the meeting: Edward L. Cahill, Arthur M. Pappas, Stanley T. Crooke, M.D., Ph. D., and W. Leigh Thompson, M.D., Ph.D.

              Proposal 2

              To approve the Company's 1993 Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 1,400,000 shares.


              Votes in favor:     5,538,892
              Votes against:      1,450,817
              Abstentions:            6,500
              Broker Nonvotes:    5,473,009

          Proposal 3

          To approve the Company's 1994 Non-Employee Directors' Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 140,000 shares.

          Votes in favor:     6,668,537
          Votes against:        504,631
          Abstentions:            7,475
          Broker Nonvotes:    5,288,575


          Proposal 4

          To ratify the selection of Arthur Andersen LLP as independent auditors of the Company for its fiscal year ending December 31, 1997.

          Votes in favor:    12,461,993
          Votes against:          3,800
          Abstentions:            3,425


Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit Number              Description
               --------------              -----------
                    27                Financial Data Schedule

          (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                               GENEMEDICINE, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GENEMEDICINE, INC.



Date: 07/24/97                By:  John M. Dodson
      ---------                   ----------------------------------

                                     John M. Dodson
                                     Director, Finance & Accounting
                                     (on behalf of the Registrant and as the
                                     Registrant's Cheif Accounting Officer)