Form 10-Q
period 1997-09-30
GENEMEDICINE INC
filed 1997-11-05
CIK 907111

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended September 30, 1997


                                      or


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



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
                                                 Yes  X        No
                                                    -----        -----

As of October 29, 1997, there were outstanding 13,831,309 and 3,750,000 shares of Common Stock and Series B Preferred Stock, par value $.001, respectively, of the registrant.

                              GENEMEDICINE, INC.
               (A Delaware Corporation in the Development Stage)

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
COVER PAGE....................................................................1
TABLE OF CONTENTS.............................................................2

PART I. FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

     Balance Sheets as of September 30, 1997 and December 31, 1996............3

     Statements of Operations for the three and nine months ended September
     30, 1997 and September 30, 1996, and for the period from inception
     (January 2, 1992) through September 30, 1997.............................4

     Statements of Cash Flows for the nine months ended September 30, 1997 and September 30, 1996, and for the period from inception
     (January 2, 1992) through September 30, 1997.............................5

     Notes to Financial Statements............................................6

     ITEM 2.

     Management's Discussion and Analysis of Financial Condition and Results
     of Operations............................................................7

     PART II.  OTHER INFORMATION.............................................10

     SIGNATURES..............................................................11


                                                        GENEMEDICINE, INC.
                                         (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                                                          BALANCE SHEETS

                                                                                   September 30,      December 31,
                                                                                      1997                1996
                                                                                   ------------       ------------
                           ASSETS                                                   (unaudited)
                           ------
Current Assets:
   Cash and cash equivalents............................................           $  2,258,359       $  2,145,404
   Short-term investments...............................................             24,715,833         28,726,602
   Prepaid expenses and other...........................................                325,888            170,453
                                                                                   ------------       ------------
   Total current assets.................................................             27,300,080         31,042,459
                                                                                   ------------       ------------

Equipment, furniture and leasehold improvements, net....................              3,373,040          2,998,416
Deposits and other assets...............................................                  9,195              8,395
                                                                                   ------------       ------------
Total Assets............................................................           $ 30,682,315       $ 34,049,270
                                                                                   ============       ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current Liabilities:
   Accounts payable and accrued liabilities.............................           $    920,135       $  1,352,762
   Deferred revenue.....................................................                139,489            179,489
   Notes payable and current portion of capital lease obligations.......                287,830            408,387
                                                                                   ------------       ------------
     Total current liabilities..........................................              1,347,454          1,940,638
                                                                                   ------------       ------------
Long-term Liabilities:
   Deferred contract revenue............................................              2,669,970          1,919,970
   Capital lease obligations, net of current portion....................                 90,516            259,393
                                                                                   ------------       ------------
     Total  long-term liabilities.......................................              2,760,486          2,179,363
                                                                                   ------------       ------------
Commitments

Stockholders' Equity:
   Convertible preferred stock, $.001 par value; 20,000,000 shares
    authorized; 3,750,000 issued and outstanding........................                  3,750              3,750
   Common stock, $.001 par value; 40,000,000 shares authorized;
    13,803,404 and 13,077,369 shares issued and outstanding.............                 13,803             13,077
   Additional paid in capital...........................................             70,060,586         65,485,846
   Deferred compensation................................................               (174,937)          (465,803)
   Deficit accumulated during the development stage.....................            (43,328,827)       (35,107,601)
                                                                                   ------------       ------------
     Total stockholders' equity.........................................             26,574,375         29,929,269
                                                                                   ------------       ------------
Total Liabilities and Stockholders' Equity..............................           $ 30,682,315       $ 34,049,270
                                                                                   ============       ============







                                                        GENEMEDICINE, INC.
                                         (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                                                     STATEMENTS OF OPERATIONS
                                                            (unaudited)


                                                                                                                        Inception
                                          Three months ended                         Nine months ended             (January 2, 1992)
                                             September 30,                             September 30,                     through
                                   ---------------------------------         ----------------------------------        September 30,
                                       1997                 1996                 1997                  1996                1997
                                   ------------         ------------         ------------          ------------        ------------
Revenues:
  Contract revenue...............  $  1,000,000         $  1,000,000         $  3,500,000          $  3,000,000        $ 11,180,000
  Research and development
   grant revenue.................       120,000                    -              509,000                81,000           1,356,644
  Interest income................       406,143              451,646            1,272,552             1,412,349           5,336,231
                                   ------------         ------------         ------------          ------------        ------------
     Total revenues..............     1,526,143            1,451,646            5,281,552             4,493,349          17,872,875

Expenses:
  Research and development.......     3,299,805            3,332,244           10,068,103            10,083,517          45,431,038
  General and administrative.....     1,192,736              833,784            3,384,489             2,672,944          15,286,725
  Interest expense...............        13,394               22,759               50,186                81,774             483,939
                                   ------------         ------------         ------------          ------------        ------------
     Total expenses..............     4,505,935            4,188,787           13,502,778            12,838,235          61,201,702
                                   ------------         ------------         ------------          ------------        ------------
Net loss.........................  $ (2,979,792)        $ (2,737,141)        $ (8,221,226)         $ (8,344,886)       $(43,328,827)
                                   ============         ============         ============          ============        ============

Loss per share...................  $      (0.22)     $         (0.21)     $         (0.60)         $      (0.66)
                                   ============         ============         ============          ============
Shares used in computing
 loss per share..................    13,800,544           12,943,509           13,656,360            12,665,290
                                   ============         ============         ============          ============






                                                           Page 4 of 11

                                                        GENEMEDICINE, INC.
                                         (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                                                     STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)


                                                                                                                    Inception
                                                                                     Nine months ended           (January 2, 1992)
                                                                                        September 30,                 through
                                                                               -------------------------------     September 30,
                                                                                    1997              1996              1997
                                                                               --------------    -------------     -------------
Cash flows used in operating activities:
 Net loss..................................................................    $  (8,221,226)    $  (8,344,886)    $ (43,328,827)
Adjustments to reconcile net loss to net cash used
 by operating activities:
 Depreciation and amortization.............................................           727,924          594,731         2,543,689
 Issuance of convertible debt for noncash consideration....................                 -                -           905,000
 Issuance of stock for noncash consideration...............................                 -                -            21,050
 Purchases of short-term investments.......................................                 -                -        (3,997,171)
 Compensation expense related to stock plans...............................           290,866          295,708         1,819,588
 Loss on equipment retirements.............................................                 -                -             5,293
 Changes in assets and liabilities:
  Decrease (increase) in prepaid expenses and other assets.................          (156,235)         141,426          (231,956)
  Increase (decrease) in accounts payable and accrued liabilities..........          (432,627)        (196,524)          920,135
  Increase in deferred revenue and deferred contract revenue...............           710,000        1,471,133         2,809,459
                                                                               --------------    -------------     -------------
   Net cash used in operating activities...................................        (7,081,298)      (6,038,412)      (38,533,740)
                                                                               --------------    -------------     -------------

Cash flows used in investing activities:
 Purchase of equipment, furniture and leasehold improvements...............        (1,102,548)        (494,260)       (5,925,149)
 Sales (purchases) of short-term investments...............................         4,010,769        6,106,013       (20,718,662)
 Purchase of certificates of deposit.......................................                 -                -          (100,000)
                                                                               --------------    -------------     -------------
   Net cash used in investing activities...................................         2,908,221        5,611,753       (26,743,811)
                                                                               --------------    -------------     -------------

Cash flows from financing activities:
 Prceeds from notes payable and capital lease obligations..................                 -                -         2,030,823
 Repayment of notes payable and capital lease obligations..................          (289,434)        (307,050)       (1,521,477)
 Advance on line of credit.................................................                 -                -           750,000
 Proceeds from issuance of preferred stock, net............................                 -                -        22,264,465
 Proceeds from issuance of common stock, net...............................         4,575,466        4,365,245        44,012,099
                                                                               --------------    -------------     -------------
   Net cash provided by financing activities...............................         4,286,032        4,058,195        67,535,910
                                                                               --------------    -------------     -------------
Net increase (decrease) in cash and cash equivalents.......................           112,955        3,631,536         2,258,359
Cash and cash equivalents, beginning of period.............................         2,145,404       15,420,772                 -
                                                                               --------------    -------------     -------------
Cash and cash equivalents, end of period...................................    $    2,258,359    $  19,052,308     $   2,258,359
                                                                               ==============    =============     =============

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest..................................    $       50,186    $      81,774     $     483,239
Supplemental schedule of noncash financing activity:
 Issuance of convertible debt for technology...............................    $            -    $           -     $     905,000
 Conversion of debt to preferred and common stock..........................    $            -    $           -     $   1,786,000



                                                           Page 5 of 11

                              GENEMEDICINE, INC.
              (A Delaware Corporation  in the Development Stage)
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1997
                                  (unaudited)


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

     Since its inception in January 1992, GeneMedicine has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and to date has not received any revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. The Company expects to incur substantial losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. At September 30, 1997, the Company's accumulated deficit was approximately $43.3 million.


RESULTS OF OPERATIONS
     Revenues of $1.5 million and $5.3 million were recorded for the three and nine months ended September 30, 1997, respectively, which consisted primarily of contract revenue of $1.0 million and $3.5 million, and interest income of $0.4 million and $1.3 million, respectively. These results compare with revenues of $1.5 million and $4.5 million for the three and nine months ended September 30, 1996, respectively, which consisted primarily of contract revenue of $1.0 million and $3.0 million, and interest income of $0.5 million and $1.4 million, respectively. Contract revenues in respective periods resulted from a corporate partnership with Boehringer Mannheim Group, a part of Corange International Ltd. ("Boehringer Mannheim") to develop certain non-viral gene medicines to treat selected cancer indications. The increase in contract revenue in the first nine months of 1997 compared to the same period in 1996 was due to the receipt of a $0.5 million milestone payment from Boehringer Mannheim for achieving clearance from the U.S. Food and Drug Administration to commence a Phase I clinical trial using the Company's IL-2 Gene Medicine which GeneMedicine is developing for the treatment of head and neck cancer.

     The Company's research and development expenses for the three and nine months ended September 30, 1997were $3.3 million and $10.1 million, respectively. Research and development expenses for the three and nine months ended September 30, 1997 remained relatively unchanged compared to the same periods in 1996. The Company anticipates that research and development expenditures will increase over the next several years as it continues to expand its research and product development efforts.

     General and administrative expenses increased to $1.2 million for the quarter ended September 30, 1997, from $0.8 million for the same period in 1996, and to $3.4 million for the nine months ended September 30, 1997, from $2.7 million for the same period in 1996. These increases were due to the combination of (i) costs associated with the recruitment and relocation of two of the Company's officers, and (ii) increased professional fees related to business development and investor relations efforts.

     Losses per share for the three and nine months ended September 30, 1997 were $0.22 and $0.60, respectively, as compared to losses per share of $0.21 and $0.66 for the same periods in 1996. The decrease in the Company's loss per share for the nine months ended September 30, 1997 was primarily the result of an increased average number of shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES
     Since its inception, the Company has financed its operations primarily through private and public sales of its equity securities and contract research payments from its corporate alliance with Boehringer Mannheim. Through September 30, 1997, the Company had received approximately $67 million in net proceeds from sales of its equity securities and $13.9 million in contract research and milestone payments from its corporate alliance with Boehringer Mannheim. At September 30, 1997, the Company had working capital of $26.0 million and cash, cash equivalents and short-term investments of $27.0 million. In addition, in October 1997 the Company received a $1.25 million contract research payment from Boehringer Mannheim.

     The Company expects its cash requirements to increase significantly in future periods. The Company will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of its potential products and to market with its partners any products that are developed. In addition, the Company currently plans to manufacture clinical scale quantities of its products, which will require the Company to expend substantial additional capital. The Company's future capital requirements will depend on many factors, including the ability to establish and maintain collaborative arrangements for research, development and commercialization of products with corporate partners, continued scientific progress in the Company's research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing and scale-up and the ability to establish and maintain effective commercialization activities and arrangements. Based on its current plans, the Company believes that its available cash, including proceeds from projected interest income and committed funding from Boehringer Mannheim, will be sufficient to meet the Company's operating expenses and capital requirements into the second half of 1999. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time.

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

                              GENEMEDICINE, INC.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds
         None

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



                                    GENEMEDICINE, INC.




Date: 11/5/97                       By: /s/ JOHN M. DODSON
     --------                          ---------------------------
                                       John M. Dodson
                                       Director, Finance & Accounting
                                       (on behalf of the Registrant and
                                       as the Registrant's Chief Accounting
                                       Officer)