Form 10-K405
period 1997-12-31
GENEMEDICINE INC
filed 1998-03-26
CIK 907111

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 24572

                               GENEMEDICINE, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                  76-0355802
   (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

8301 New Trails Drive, The Woodlands, Texas                77381-4248
  (Address of principal executive office)                  (zip code)

                                  281/364-1150
              (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation System on March 23, 1998 was $33,758,225*.

The number of shares of registrant's Common Stock outstanding as of March 23, 1998 was 14,513,775.

DOCUMENTS INCORPORATED BY REFERENCE: Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

------------------------
* Excludes 3,490,681 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of the shares outstanding on March 23, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                               GENEMEDICINE, INC.
              ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1997

                               TABLE OF CONTENTS



PART I
Item 1.     Business.............................................................   3
                  Overview.......................................................   3
                  Scientific and Industry Background.............................   4
                  GeneMedicine Non-Viral Gene Therapy Technology.................   5
                  Product Development............................................   7
                  Strategic Alliances............................................   9
                  Licensing and Research Agreements..............................  10
                  Patents and Proprietary Technology.............................  11
                  Commercialization and Manufacturing............................  12
                  Government Regulation..........................................  12
                  Competition....................................................  14
                  Product Liability Insurance....................................  14
                  Risk Factors...................................................  15
                  Human Resources................................................  19
                  Executive Officers of the Registrant...........................  20

Item 2.     Properties...........................................................  21
Item 3.     Legal Proceedings....................................................  21
Item 4.     Submission of Matters to a Vote of Security Holders..................  21


PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters  22
Item 6.     Selected Financial Information.......................................  23
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations............................................  24
Item 8.     Financial Statements and Supplementary Data..........................  25
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.................................................  25

PART III
Item 10.    Directors and Executive Officers.....................................  26
Item 11.    Executive Compensation...............................................  26
Item 12.    Security Ownership of Certain Beneficial Owners and Management.......  26
Item 13.    Certain Relationships and Related Transactions.......................  26

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........  27

                                     PART I

ITEM 1.   BUSINESS

  Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, the early stage of GeneMedicine, Inc.'s development and technological uncertainty, future capital needs and uncertainty of additional funding, dependence on collaborative partners and licenses, the failure of existing or future partnerships to be successful, uncertainty of patent protection, uncertainty of government regulatory requirements, level of competition and rapid technological change, as well as those set forth in "Risk Factors" and elsewhere in this Form 10-K.


Overview

  GeneMedicine, Inc. ("GeneMedicine" or the "Company") is engaged in the discovery and development of a new class of pharmaceutical products that incorporate genes ("gene medicines") for the treatment or prevention of serious diseases. The Company's gene medicines are designed to be well-characterized pharmaceutical products that are directly administered to patients. Gene medicines are designed to deliver genetic instructions to targeted cells in the body to produce therapeutic proteins or desired immune responses. Gene therapy requires the safe and convenient introduction of genes into specific cells of the body and the achievement of suitably sustained therapeutic levels of the desired protein or of the intended immune response. In addition, control of gene function is necessary so that protein production or immune response can be modified based on the patient's needs.

  Gene medicines are intended for both acute and chronic use. They are designed to be administered through convenient and conventional routes, including intramuscular injection, inhalation and intravenous injection. The Company's initial business focus is the development of gene medicines for treating cancers, neuromuscular disorders, cardiovascular disease, and pulmonary diseases, as well as in the development of nucleic acid vaccines for therapeutic and prophylactic treatment of viral and bacterial infections. GeneMedicine intends to develop and commercialize its products through corporate alliances with major pharmaceutical and biotechnology companies.

  GeneMedicine has established a broad proprietary position in non-viral gene therapy that includes: several key gene delivery and gene expression technologies; technology related to the manufacture of gene medicines; and, the use of certain genes to treat certain disease indications. The Company's core gene delivery technology includes lipid-, peptide-, and polymer-based systems, each of which can be applied to specific clinical targets. In October 1997, GeneMedicine announced issuance both in the U.S. and in Europe of a patent that covers the use for gene therapy of any cationic lipid combined with deoxyribonucleic acid ("DNA") and administered by injection or inhalation, the most common routes of administration. GeneMedicine has an exclusive worldwide license to the technology covered by this patent. Gene medicines also incorporate novel DNA sequences that may be used to control the tissue-specificity, duration and level of functioning of administered genes. The Company has developed patented GeneSwitch(TM) technology that may be used to turn off or to activate the expression of previously administered therapeutic genes in specific cells. GeneMedicine has created high-yield, low-cost and scaleable integrated manufacturing processes for the production of its gene medicines for clinical use.

  The Company's current efforts in the development of cancer gene medicines are focused on its Interleukin-2 ("IL-2") Gene Medicine for the treatment of head and neck cancer. The IL-2 Gene Medicine is the Company's first product being developed through a corporate alliance with certain Boehringer Mannheim subsidiaries ("Boehringer Mannheim") of Corange International Ltd. ("Corange") which was acquired by Roche Holding Ltd. in March 1998. In August 1997, GeneMedicine commenced a Phase I clinical trial to study the safety and tolerability of its IL-2 Gene Medicine. An additional IL-2 Gene Medicine Phase I clinical trial conducted in Germany in collaboration with Boehringer Mannheim commenced shortly thereafter. In January 1998, GeneMedicine announced that it was re-examining potential target indications for its Insulin-like Growth Factor-I ("IGF-I") Gene Medicine and would not start a previously scheduled Phase I clinical trial for this product. GeneMedicine received clearance from the U.S. Food and Drug Administration ("FDA") late in the fourth quarter of 1996 to commence the Phase I clinical trial to study the safety and tolerability of the IGF-I Gene Medicine, but no patients had been enrolled in the trial. The reasons for the Company's decision not to proceed with the trial were the restrictive criteria placed on the patients' qualifications for enrollment in this trial and the Company's assessment of the relative market opportunities for the product. GeneMedicine is currently conducting preclinical studies on the IGF-I Gene Medicine as part of the Company's examination of clinical indications for the product. The IGF-I Gene Medicine is intended for the treatment of focal motor neuropathy and has further potential broad application in the treatment of muscle disorders and neuropathies that afflict large patient populations and are not adequately addressed by current therapies, if at all.


SCIENTIFIC AND INDUSTRY BACKGROUND

  Gene therapy is a method for the treatment or prevention of disease that uses genes to provide the patient's cells with the genetic instructions necessary to produce specific therapeutic proteins needed to correct or to modulate disease. In comparison, traditional pharmaceutical approaches have focused on the development of small molecule drugs that work generally by interacting with certain protein targets that are involved in the disease processes and either enhance or inhibit the function of those proteins. However, many small molecule drugs lack selectivity and cause side effects by interactions with unwanted protein targets. Often the molecular mechanism of action of a small molecule drug is unclear. The development of small molecule drugs typically takes a long time and is costly. With protein-based therapeutics developed by biotechnology companies, the therapeutic protein is directly administered to the patient, but protein-based therapeutic products are very inefficient in entering cells and are difficult to manufacture. The practical use of protein-based therapeutics has been limited to a small number of "circulating proteins." Drug discovery and development is increasingly benefiting from the intensive efforts by academic groups and genomic companies to discover genes and understand their functions. The human genome contains an estimated 100,000 genes. To date, research has identified about 40,000 of these genes. Only approximately 5,000 genes have been characterized as to their full function, however, it is estimated that the elucidation of the human genome could be completed in the next five years. It is expected that this genomic information will expand the opportunities for gene therapy, provide more selective target proteins for small molecule drugs, and reveal new candidates for protein-based therapeutic products.

  Each cell in the body has the ability to produce thousands of the different proteins that are essential for cellular structure, function and growth. Genes are segments of DNA present in each cell in the body, which provide the information the cells use to produce proteins. Protein production begins in the nucleus of the cell when the gene is copied (transcribed) into a precursor ribonucleic acid (called pre-mRNA) which is processed in the nucleus to ribonucleic acid ("RNA") known as "messenger RNA." Messenger RNA then moves from the nucleus of the cell into the cell's cytoplasm, where it is "translated" by the cell into protein. The process of transcription and translation that results in protein production by the cell is called gene expression. Different types of cells express distinct sets of genes and, therefore, produce different sets of proteins. The cells look different and perform different functions. Effective gene therapy requires the delivery of the therapeutic gene to specific targeted cells.

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


GENEMEDICINE NON-VIRAL GENE THERAPY TECHNOLOGY

  GeneMedicine believes that gene medicines may provide a new quality of pharmaceutical treatment that is not attainable through the use of small molecule drugs or protein-based therapeutic products. In addition, the Company believes that the non-viral plasmid-based gene medicines which it is developing will have significant clinical and commercial advantages over other gene therapy methods. These advantages include increased safety and direct administration benefits; enhanced delivery of the therapeutic gene to specific target cells; and the ability to control the level and site of therapeutic protein production. The Company believes its gene medicines can provide cost-effective and convenient treatments for a wide variety of diseases and disorders without the safety concerns and practical limitations that accompany certain virus-based or ex vivo gene therapies as well as small molecule drugs and protein based therapeutic products.

  A gene medicine contains three components: a therapeutic gene that codes for a specific therapeutic protein; a gene delivery system that controls the location of the gene within the body; and a plasmid-based gene expression system that may serve to control the location, level and duration of expression of the therapeutic gene as well as the location of the resultant protein.

  Each biological target for gene therapy, such as muscle, solid tumors, the lungs or the cells of the immune system, has a different structure and biochemistry. The Company believes that for effective gene therapy each biological target requires a specific gene delivery and gene expression system. GeneMedicine is currently developing non-viral technology platforms, each consisting of a gene delivery system and a gene expression system for several target tissues including: muscle, solid tumors, tumor endothelium, antigen presenting cells, lung airways, and liver hepatocyte cells.

  The gene delivery system brings the plasmid into contact with the desired cell and facilitates internalization of the plasmid across the cellular membrane. This plasmid gene expression system then moves to the nucleus of the cell, where gene expression begins, resulting in the production of a therapeutic protein through the steps of transcription and translation. The Company can engineer the gene expression system to control whether the resulting protein will remain within the cell for an intracellular effect or whether it will be secreted from the cell for either a local or systemic effect. The gene expression system can also be adjusted to control the level of protein production, as well as the location and duration of gene expression. The Company's gene medicines are designed to produce therapeutic levels of protein over a period of several days to several months.


  GeneMedicine anticipates that its gene expression systems will remain separate from the cells' chromosomal DNA and degrade from the body. Use of the Company's gene medicines is intended to be analogous to conventional pharmaceuticals because they are designed to be administered repetitively if necessary to a patient according to a dosing schedule that matches the extent and severity of the disease and can also be used to treat acute or chronic diseases.


 GENE DELIVERY SYSTEMS

  GeneMedicine is developing gene delivery systems based on three broad classes of materials-lipids, polymers and peptides. The Company has certain rights to materials in each of these classes.


  Lipids

  GeneMedicine has exclusive and co-exclusive licenses to in vivo gene therapy uses of certain cationic lipid gene delivery technologies. In October 1997, GeneMedicine announced issuance both in the U.S. and in Europe of a patent that covers the use for gene therapy of any cationic lipid combined with DNA and administered by injection or inhalation, the most common routes of administration. GeneMedicine has an exclusive worldwide license to the technology covered by this patent. In 1994, GeneMedicine obtained a worldwide co-exclusive license, with the right to sublicense, from Syntex (U.S.A.) Inc. ("Syntex") its cationic lipid gene delivery technology (DOTMA) for in vivo gene therapy uses. The Company has shown that gene delivery systems containing cationic lipid combined with neutral lipids enhance the cellular uptake of plasmid-based gene expression systems in animals. These lipid-based gene delivery systems have been demonstrated to enhance the entry of genes into tumor cells after intratumoral administration and also to deliver genes to the endothelium and epithelium of the lung after intravenous administration and inhalation, respectively. The Company is using one of its proprietary cationic lipid gene delivery systems in its IL-2 Gene Medicine product intended for the treatment of head and neck cancer. In addition, the Company's academic collaborators are employing cationic lipid gene delivery systems in three physician-initiated clinical trials: a Phase I clinical trial to deliver genes to cells lining the airways; and two Phase II clinical trials to deliver genes to endothelium cells lining the blood vessels of muscle tissue and of the heart. The Company also is pursuing the discovery and development of several novel classes of lipid molecules for enhancing gene delivery to a variety of tissues.

  Polymers

   The Company has developed gene delivery systems that employ certain polymers which, in certain formulations for conventional drugs, are approved for human use. The Company has shown that these polymers interact with plasmids and facilitate the delivery of genes into muscle cells in vivo after
   intramuscular administration.   The Company is employing its proprietary
   polymeric PINC (Protective, Interactive, Non-Condensing) gene delivery system in its IGF-I Gene Medicine. The Company's scientists have demonstrated in animal models that the use of polymeric PINC gene delivery systems can lead to a significant increase in both the level and the reproductabilty of proteins produced in muscle compared to the administration of plasmids formulated in saline (so-called "naked" DNA).

   Peptides

   GeneMedicine is creating and developing gene delivery systems made up of short synthetic peptides and peptides containing simple sugars (glycopeptides). The peptides are designed to bind to gene expression systems to form a tightly compacted complex, which the Company believes is important for gene expression systems to gain access to certain types of cells. The glycopeptides are designed to interact specifically with natural receptors present on the surfaces of target cells and to effect the entry of the gene expression system through the membrane and into those cells. The Company also has developed certain gene delivery systems designed to enhance the movement of the gene expression system to the cell nucleus where gene expression occurs. The Company is developing glycopeptide gene delivery systems for gene medicines targeting the hepatocyte cells in the liver after intravenous administration. In addition, the Company's peptides can be utilized in combination with other materials such as cationic lipids.

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

  Cell-Specific Promoters

  GENEMEDICINE is developing plasmids containing cell-specific promoters that allow gene expression to be restricted to certain cells within the body. Cell-specific gene expression systems are being developed for several targets including certain tumors, muscle cells, the liver and the immune system. The Company believes that cell-specific expression can enhance the effectiveness, safety and reliability of gene therapy products.

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

  Drug-Controlled GeneSwitch(TM)

  The Company is developing gene-switch technology which has the capability to turn off or activate the expression of previously administered therapeutic genes in specific cells by means of certain low molecule weight drugs that are used in humans for various therapeutic applications. Gene expression continues for as long as the drug is present within the cell. Using a prototype of the GeneSwitch(TM) technology, GeneMedicine has demonstrated drug-controlled activation of therapeutic genes in animals in several tissues. The Company has developed cell-specific gene switches that have been shown in vivo to provide for both drug-activated and cell-specific gene expression.

PRODUCT DEVELOPMENT

  The Company's business focus is the development of gene medicines for treating cancers, neuromuscular disorders, cardiovascular disease, and pulmonary diseases, as well as in development of nucleic acid vaccines for the therapeutic and prophylactic treatment of viral and bacterial infections. GeneMedicine intends to develop and commercialize its products through corporate alliances with major pharmaceutical and biotechnology companies.

  CANCER GENE MEDICINES

  GeneMedicine is developing cancer gene medicines that incorporate plasmids encoding certain cytokine genes. The gene medicines are designed to provide localized expression of the cytokines which result in potent anti-tumor effects with minimal systemic exposure and which promote immune responses against tumors. A corporate alliance with Boehringer Mannheim provides for research and development of gene medicines to treat head and neck tumors and melanoma. The Company's IL-2 Gene Medicine for the treatment of head and neck cancer is the subject of early human clinical trials, and the Company's other cancer gene medicines are at research and preclinical development stages.

  In August 1997, GeneMedicine commenced a Phase I clinical trial to study the safety and tolerability of its IL-2 Gene Medicine for the treatment of head and neck cancer. An additional IL-2 Gene Medicine Phase I clinical trial conducted in Germany in collaboration with Boehringer Mannheim commenced shortly thereafter. There can be no assurance, however, that the Phase I clinical trials of the IL-2 Gene Medicine will be completed successfully within any specific time period, if at all. GeneMedicine has demonstrated using animal models of head and neck cancer that its IL-2 Gene Medicine slows the rate of tumor progression and increases animal survival. More than 40,000 patients in the United States and 75,000 patients in Europe are diagnosed with head and neck cancer each year. While head and neck cancers are slow to metastasize, current therapies do not provide effective treatment in that recurrence of the tumor is common and mortality in the first five years after diagnosis is approximately 30 percent. The IL-2 Gene Medicine is intended to be used initially in conjunction with surgery and radiotherapy to reduce disease recurrence and to extend survival.

The IL-2 Gene Medicine is comprised of a plasmid encoding the human IL-2 gene and a proprietary cationic lipid gene delivery system that enhances uptake of the gene into the target cells after direct intratumoral injection. This product is designed to provide sustained, localized expression of the IL-2 protein and to promote an immune response against the tumor. The use of a cationic lipid gene delivery system is also intended to enable repeated administration of the IL-2 gene in a safe and effective manner. IL-2 is an important human cytokine that has multiple functions and which plays a major role in the body's immune response to foreign pathogens and tumors. A recombinant IL-2 protein product has

FDA approval for the treatment of renal cell carcinoma. In addition, the IL-2 protein has demonstrated clinical responses in several other types of cancer. The application of the recombinant protein in the treatment of cancer is limited by its short half-life and by significant toxicity when administered systemically. In contrast, the IL-2 Gene Medicine is designed to control the sustained production of the IL-2 protein in the tumor mass, thereby avoiding potentially harmful systemic levels of the IL-2 protein. The technologies developed for therapy of solid tumors of the head and neck may be applicable to a wide range of solid tumors and systemic metastases. Additional candidate gene medicine products for head and neck cancer are currently in research and preclinical studies.

  GROWTH FACTOR GENE MEDICINES

The Company believes that the controlled delivery and expression of growth factor genes can have important benefits for the treatment of disease conditions arising from inadequate repair and regeneration of tissue. The localized delivery of certain gene medicines may cause the sustained production of growth factor proteins that can induce the growth of local tissue to correct the underlying condition. Current identified areas of opportunity for growth factor gene medicines include: neurotrophic and myotrophic gene medicines for the treatment of focal neuropathies, and angiogenic genes for the treatment of critical ischemia in the heart or the peripheral circulation. Each of these applications has separate demands with respect to the targeted cell.

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

  GeneMedicine received clearance from the FDA late in the fourth quarter of 1996 to commence a Phase I clinical trial to study the safety and tolerability of the IGF-I Gene Medicine. In January 1998, GeneMedicine announced that it is re-examining potential target indications for its IGF-I Gene Medicine and would not start the previously scheduled Phase I clinical trial. No patients had been enrolled in the clinical trial. The reasons for the Company's decision not to proceed with the trial were the restrictive criteria placed on the patients' qualifications for enrollment in this clinical trial and the Company's assessment of the relative market opportunities for the product. GeneMedicine is currently conducting preclinical studies on the IGF-I Gene Medicine as part of the Company's examination of clinical indications for the product. The IGF-I Gene Medicine is intended for the treatment of focal motor neuropathy and has further potential broad application in the treatment of muscle disorders and neuropathies that afflict large patient populations and are not adequately addressed by current therapies, if at all.

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

  Vascular Growth Factor Gene Medicine

  GeneMedicine has provided one of its proprietary lipid gene delivery systems to scientists at Kuopio University in Finland for two Phase II, physician-initiated clinical trials involving gene therapy following angioplasty. These scientists are using the GeneMedicine delivery system to deliver a vascular endothelium growth factor (`VEGF') gene medicine by catheter to prevent the proliferation of smooth muscle cells and reclosure of the vessels in patients who are undergoing either a coronary angioplasty or peripheral angioplasty. The coronary angioplasty trial will involve up to 90 patients, one third of which will receive a VEGF gene medicine using the GeneMedicine proprietary lipid gene delivery system. The peripheral angioplasty trial will involve up to 75 patients, one third of which will receive a VEGF gene medicine using the GeneMedicine proprietary lipid gene delivery system.

  PULMONARY GENE MEDICINES

  GeneMedicine has provided one of its proprietary lipid gene delivery systems and alpha-1 antitrypsin ("AAT") gene expression systems to scientists at Vanderbilt University ("Vanderbilt"). Under a physician-initiated Investigational New Drug Application ("IND"), researchers at Vanderbilt have incorporated the AAT gene in these systems and are conducting Phase I human clinical studies of this gene medicine as part of a study on the possible treatment for AAT deficiency, a significant contributor to the development of emphysema. Approximately 160,000 people in the United States have AAT deficiency and about 23,000 of these people are at risk for hereditary emphysema. GeneMedicine retains the right to commercialize this product.

  NUCLEIC ACID VACCINES

  GeneMedicine is adapting its expertise in the delivery and control of expression of genes to opportunities in the field of nucleic acid vaccines. The prospective advantages of nucleic acid vaccines include: more precise control of expression of antigens in the body and greater specificity of the immune response against the pathogen; the ability to express several antigens for protection from the same or multiple disease causing organisms; and, potentiation of long-term antigenic memory and more robust cellular and humoral immune response.

  In addition, nucleic acid vaccines may be created to provide immunization against diseases where no vaccine currently exists, and with costs and compliance potentially better than traditional vaccine approaches. The Company has identified disease targets, gene candidates and appropriate animal models and has begun to conduct its initial research in the field.

STRATEGIC ALLIANCES

   The Company intends to develop and commercialize all of its products in corporate partnerships with major pharmaceutical and biotechnology companies. There can be no assurance, however, that the Company's current or future partnership arrangements will be successful or established on favorable terms. Should any corporate partner fail to develop or commercialize successfully any product to which it has rights, or any of the partner's products to which GeneMedicine has rights, the Company's business may be adversely affected. In addition, there can be no assurance that any of these collaborations will be continued or result in successfully commercialized products. Failure of a corporate partner to continue funding any particular program could delay or halt the development or commercialization of any product arising out of such program. The Company's Syntex Alliance (defined below) ended in accordance with its terms in April 1997. In addition, there can be no assurance that corporate partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases targeted by the Company's programs.

  Effective February 1995, GeneMedicine entered into a corporate partnership agreement with Corange the parent company of Boehringer Mannheim, providing for research and development of gene medicines to treat head and neck tumors and melanoma (the "BM Alliance"). GeneMedicine also granted Boehringer Mannheim an option, which expires May 3, 1998, to expand the collaboration to include additional cancer indications. Boehringer Mannheim may exercise its option by agreeing to fund additional research and development at GeneMedicine commensurate with the initial BM Alliance. Pursuant to the BM Alliance, Boehringer Mannheim agreed to fund $25 million of research and development at GeneMedicine at the rate of $5 million a year and make an aggregate equity investment in GeneMedicine of $20 million at the rate of $4 million a year. The prices per share for common equity investments by Boehringer Mannheim for the years 1996 through 1999 are based upon the average closing price for the 15 consecutive trading days immediately preceding February 1 for each year, with the purchase in 1996 at a 20 percent premium. In no case are the purchase prices to be less than $7.50 per share. Research and development funding of $4.6 million, $5 million and $5 million were received in 1995, 1996, and 1997, respectively. The first four $4 million equity investments were made in July 1995, February 1996, February 1997 and February 1998 in which 444,444, 418,629, 533,333 and 533,333 common shares were issued at $9.00, $9.56, $7.50 and $7.50 per share, respectively. All remaining payments to the Company are subject to the achievement of certain milestones. In February 1997, the Company received a milestone payment of $500,000 for achievement of FDA clearance to commence the Phase I clinical trial for the IL-2 Gene Medicine. If GeneMedicine continues to meet the milestones for the development of a gene medicine to treat head and neck cancer under the BM Alliance, the Company may be entitled to additional milestone payments of up to $3.25 million. If GeneMedicine fails to reach certain milestones after the fifth anniversary of the agreement, it may have to fund an additional year of research at its own expense, not to exceed $5 million. Under the BM Alliance, upon successful completion of Phase II clinical testing, GeneMedicine may elect either to receive up to 50 percent of profits by agreeing to share development and commercialization expenses or to receive royalty payments based on worldwide product sales.

  In April 1994, the Company and Syntex (U.S.A.) Inc., now a subsidiary of Roche Holding Ltd., entered into a corporate partnership for the development of gene medicines for certain inflammatory and immunological disorders (the "Syntex Alliance") providing for a three-year research program. This alliance ended in accordance with its terms in April 1997. Pursuant to the Syntex Alliance, GeneMedicine obtained a worldwide co-exclusive license, with the right to sublicense, from Syntex its cationic lipid gene delivery technology (DOTMA) for in vivo gene therapy uses. The rights under this agreement continue even though the Company's Syntex Alliance ended. In connection with the commencement of the Syntex Alliance, Syntex purchased 3,750,000 shares of the Company's Series B Preferred Stock. The Series B Preferred Stock is convertible into Common Stock on a 3.5-to-one basis by the holder at any time and by the Company (i) upon the Company's Common Stock trading at an average price of $14.00 or more per share for 30 consecutive trading days, (ii) upon completion of a public offering with minimum gross proceeds of $10 million at a minimum price of $14.00 per share or
(iii) after April 8, 1998. The 3,750,000 shares of Series B Preferred Stock are convertible into an aggregate of 1,071,428 shares of Common Stock. The holders of the Series B Preferred Stock are entitled to receive an aggregate liquidation preference of $15 million, after which assets would be distributed ratably to the holders of Common Stock. The liquidation preference also applies in the event of a merger or sale of all or substantially all of the Company's assets. In connection with the same transaction, Syntex also acquired a five-year warrant to purchase 1,071,428 shares of the Company's Common Stock at an exercise price of $21.00 per share. The Company has the right to accelerate the termination of the warrant at any time.


LICENSING AND RESEARCH AGREEMENTS

  SYNTEX

  The Company has a worldwide co-exclusive license, with the right to sublicense, from Syntex to its DOTMA technology for in vivo gene therapy uses. The rights under this agreement continue even though the Company's Syntex Alliance ended in accordance with its terms in April 1997.

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

  VANDERBILT UNIVERSITY

  The Company has an exclusive, worldwide license from Vanderbilt University to certain gene delivery technologies and improvements developed by Dr. Kenneth Brigham. The license pertains to rights under a patent covering formulations of cationic lipid and DNA, including those containing additional components such as neutral lipids, polymers or peptides, used for gene therapeutic products and gene-based vaccines that are administered to patients by injection or inhalation.


PATENTS AND PROPRIETARY TECHNOLOGY

  Patents and other proprietary rights are important to the Company's business. The Company's policy is to file patent applications and protect technology, inventions and improvements to inventions that are commercially important to the development of its business. The Company also relies on trade secrets, know-how, continuing technology innovations and licensing opportunities to develop and maintain its competitive position. To date, the Company has filed or participated as a licensee in the filing of numerous patent applications in the United States relating to the Company's technology, as well as foreign counterparts of certain of these applications in many countries. The Company has licensed from Syntex certain rights under certain United States and foreign patents claiming the use of DOTMA for in vivo gene delivery. GeneMedicine has licensed from Vanderbilt exclusive worldwide rights to certain United States and European patent rights covering the gene therapy use of any cationic lipid combined with DNA and administered by injection or inhalation. The Company also has licensed from Baylor rights under a patent covering all gene therapy applications of the Company's GeneSwitch(TM) technology and a patent claiming the use of a muscle-specific gene expression system.

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


COMMERCIALIZATION AND MANUFACTURING

  GeneMedicine currently operates no manufacturing facilities for commercial production. GeneMedicine intends to develop and commercialize its gene medicines through alliances with major pharmaceutical and biotechnology companies. Furthermore, the Company may rely on corporate partners, licensees or other entities for commercial scale manufacturing and marketing of its products. There can be no assurance, however, that the Company will be able to reach satisfactory arrangements with such parties or that such arrangements will continue and not be terminated. In addition, there can be no assurance that any such arrangement will be successful or that its partners will be able to develop adequate manufacturing capabilities for commercial scale quantities of gene medicines. Furthermore, the large scale manufacturing of gene therapy products has not been demonstrated by any party.

  The Company has developed proprietary manufacturing processes for production of plasmid and formulated gene medicine for use in early clinical trials. The Company has manufactured under current Good Manufacturing Practices ("cGMP") conditions the IL-2 Gene Medicine for Phase I clinical trials and plasmids for a physician-initiated clinical trial at Vanderbilt. The Company's plasmids are produced in bacterial cells utilizing traditional fermentation and purification techniques. The Company believes that certain physical and physicochemical characteristics of its gene expression systems will enable each of its products to be produced and purified using consistent methods that will minimize the cost and risk of the manufacturing process. The processes used by the Company are new and there can be no assurance that such processes will be effective, accurate or cost effective.


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

PRODUCT LIABILITY INSURANCE

  Human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. The Company currently carries insurance against such claims for its clinical trials and for the supply of DNA materials for two other clinical trials. There can be no assurance that it will be able to maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of the Company's potential products. A product liability claim brought against the Company or a product withdrawal could have a material adverse effect upon the Company and its financial condition.


RISK FACTORS

  The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time.

Early Stage of Development; Technological Uncertainty

  Gene therapy is a new and rapidly evolving technology. While many approaches to gene therapy are being pursued by pharmaceutical and biotechnology companies and academic institutions, there are currently no marketed gene therapy products, and existing clinical data on the safety and efficacy of potential gene therapy products are limited. Clinical and preclinical data relating to the Company's specific gene therapy approach are also limited. Further, the results of preclinical studies do not predict safety or efficacy in humans, and results from such tests or studies are not necessarily indicative of the results that will be obtained in human clinical trials. All of the potential products under development by the Company are in research, preclinical or early clinical development, and revenues from the sale of any such products will not be realized for at least the next several years, if at all. The potential products currently under development by the Company will require significant additional research and development efforts, including extensive preclinical and clinical testing and the receipt of regulatory approval, prior to commercial use. In addition, such products are subject to the risks of failure inherent in the development of products based on innovative technologies. There can be no assurance that the Company's research and development efforts will be successful, that any of the potential products developed by the Company will prove to be safe and effective in clinical trials, or that any commercially successful products utilizing the Company's technology will be developed by the Company or its collaborators. Even if successfully developed, these potential products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit the Company to operate profitably. Due to the early stage of development of the Company's potential products and the extensive testing and regulatory review process required before marketing approval can be obtained, the Company cannot predict with certainty when it will be able to commercialize any of its potential products, if at all.

History of Operating Losses; Future Capital Needs; Uncertainty of Additional Funding

  The Company expects to incur operating losses over at least the next several years, and there can be no assurance that the Company will ever achieve profitability. The Company expects to have quarter-to-quarter fluctuations in any contract revenues, expenses and losses, some of which could be significant.

  The Company has generated no revenues from product sales, nor are any product revenues expected for at least the next several years. The negative cash flow from operations is expected to continue for the foreseeable future. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up, effective commercialization activities and arrangements, and other factors not within the Company's control. Based on its current plans, the Company believes that its available cash, including proceeds from projected interest income and anticipated funding from its corporate alliance with Boehringer Mannheim, will enable the Company to maintain its current and planned operations into the first quarter of 2000. There can be no assurance, however, that changes in the Company's research and development plans or other events affecting the Company's operating expenses will not result in the expenditure of such resources before such time. The Company will need to raise substantial additional funds to conduct the research and development, preclinical studies and clinical trials necessary to bring such products to market.

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

Dependence on Collaborative Partners, Licenses and Others

  The Company's strategy is to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, manufacturing, marketing and commercialization of its products. To date, the Company also has entered into corporate partnerships for development and commercialization of its potential products with two pharmaceutical firms, one of which (the Syntex Alliance) ended in accordance with its terms in April 1997. The Company intends to enter into additional corporate partnering agreements to develop and commercialize products based upon its gene therapy technology. There can be no assurance, however, that the Company will be able to establish such additional collaborations on favorable terms, if at all, or that its current or future partnership arrangements will be successful. Should any corporate partner fail to develop or commercialize successfully any product to which it has rights, or any of the partner's products to which GeneMedicine has rights, the Company's business may be adversely affected. In addition, there can be no assurance that any collaboration will be continued or result in successfully commercialized products. Failure of a corporate partner to continue funding any particular program could delay or halt the development or commercialization of any products arising out of such program. In addition, there can be no assurance that the corporate partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases targeted by the Company's programs. The Company also has licenses (or options to obtain licenses) to technologies developed by other companies and academic institutions. Pursuant to the terms of certain license agreements, the Company is obligated to exercise diligence in bringing potential products to market and to make certain milestone payments that, in some instances, are substantial. The Company also is obligated to make royalty payments on the sales, if any, of products resulting from such licensed technology and, in some instances, is responsible for the costs of filing and prosecuting patent applications. To date, the Company has licensed key technology from Syntex, Baylor College of Medicine, the University of California, the University of Texas and Vanderbilt University.

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

  The Company also relies on trade secrets, know-how, improvements to technology, confidentiality agreements and collaborative and licensing opportunities to develop and maintain its competitive position. Although the Company protects its proprietary technology in part by confidentiality agreements with its licensors, licensees, employees, consultants and certain contractors, there can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently discovered by its competitors. See "Business-Patents and Proprietary Technology"


Uncertainty of Government Regulatory Requirements; Lengthy Approval Process

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

  To market its products outside of the United States, the Company is also subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country. See "Business-Government Regulation".


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

  Many of the Company's competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and human resources than the Company. Other companies may succeed in developing products earlier than the Company, obtaining approvals for such products from the FDA more rapidly than the Company, or developing products that are more effective than those proposed to be developed by the Company. While GeneMedicine will seek to expand its technological capabilities in order to remain competitive, there can be no assurance that research and development by others will not render its technology or products obsolete or non-competitive or result in treatments or cures superior to any therapy developed by the Company, or that any therapy developed by the Company will be preferred to any existing or newly developed technologies. In addition, there can be no assurance that the Company's competitors will not develop more effective or more affordable products, or achieve product development completion, patent protection, regulatory approval or product commercialization earlier than the Company. See "Business-Competition."

Need to Attract and Retain Key Employees and Consultants

  GeneMedicine is highly dependent on the principal members of its scientific and management staff. In addition, the Company relies on consultants and advisors to assist the Company in formulating its research and development strategy. Attracting and retaining qualified personnel, consultants and advisors is critical to the Company's success. In order to pursue its product development and marketing plans, GeneMedicine will be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation, manufacturing and marketing. Expansion in product development also is expected to require the addition of management personnel and the development of additional expertise by existing management personnel. The Company faces competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms or at all. See "Business-Human Resources."

Lack of Commercial Manufacturing or Marketing Capability

  The Company currently does not have the resources or capability to manufacture or market any of its proposed products by itself on a commercial scale. Large scale manufacturing of gene therapy products has not been demonstrated by any third parties. GeneMedicine may be dependent to a significant extent on collaborators, licensees or other entities for commercial scale manufacturing of its products. The Company has a pilot manufacturing facility, which will require ongoing funding and compliance with extensive regulations applicable to such a facility. There can be no assurance that the Company will be able to develop adequate commercial manufacturing capabilities either on its own or through third parties. In addition, the Company does not anticipate establishing its own sales and marketing capability in the foreseeable future, and will be dependent on third parties for those functions. There can be no assurance that the Company will be able to develop adequate marketing capabilities either on its own or through third parties. See "Business-Commercialization and Manufacturing."

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

Hazardous and Radioactive Materials; Environmental Matters

  The Company's research and development processes involve the controlled use of hazardous and radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. Although the Company believes that it is in compliance in all material respects with applicable environmental laws and regulations and currently does not expect to make material capital expenditures for environmental control facilities in the near-term, there can be no assurance that it will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations. See "Business-Government Regulation."


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


HUMAN RESOURCES

  As of March 23, 1998, GeneMedicine employed 109 individuals full-time, 75 of whom hold advanced degrees in science and business, including 41 who hold Ph.D. or D.V.M. degrees. Of the Company's total work force, 87 employees are engaged or directly support research and development activities and 22 are engaged in business development, finance and administrative activities. In addition, GeneMedicine has contracting arrangements with several scientists at research institutions for provision of full-time services, as well as part-time consulting arrangements with other scientists. The success of GeneMedicine will depend in large part upon its ability to retain its current employees and consultants and to attract and retain future employees and consultants. A significant number of the Company's management and scientific staff have had prior experience with large pharmaceutical, biotechnology or medical products companies. None of the Company's employees is covered by collective bargaining agreements and the Company considers its relationships with its employees and consultants to be good. The Company faces competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms or at all.


EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                              AGE  POSITION
----                              ---  --------

Eric Tomlinson, D.Sc., Ph.D.....   50  President, Chief Executive Officer and Director
Norman Hardman, Ph.D............   52  Senior Vice President and Chief Operating Officer
Josef F. Bossart, Ph.D..........   46  Vice President and Chief Business Officer
Richard A. Waldron..............   44  Vice President and Chief Financial Officer and Secretary
Alain Rolland, Pharm.D., Ph.D...   38  Vice President, Research
Kathryn N. Stankis..............   39  Vice President, Human Resources
John M. Dodson..................   36  Director, Finance & Accounting

  Dr. Tomlinson, one of the Company's founders, has been President, Chief Executive Officer and a director of the Company since July 1992. Dr. Tomlinson was President and Chief Executive Officer of Somatix Corporation from February 1990 until 1991, and served as a consultant there from April 1991 until March 1992. From 1984 to 1990, he was worldwide Head of Advanced Drug Delivery Research for Ciba-Geigy Pharmaceuticals ("Ciba-Geigy", where he led its multidisciplinary program in site-specific drug delivery. From 1979 to 1984, Dr. Tomlinson was Professor of Pharmaceutical Chemistry at Amsterdam University. Dr. Tomlinson received a Ph.D. and a D.Sc. degree from London University and an honorary D.Sc. degree magna cum laude from the United Kingdom Council for National Academic Awards. He was a Fulbright-Hays Scholar and has (co)-authored more than 210 scientific publications. Dr. Tomlinson was the 1995 Sidney Riegelman Lecturer at the University of California, San Francisco.

  Dr. Hardman has been Senior Vice President and Chief Operating Officer since January 1998 and prior to that was Senior Vice President, Research & Preclinical Development and Chief Scientific Officer from April 1997 to January 1998. From 1996 to 1997, Dr. Hardman was with Novartis Pharmaceuticals UK where he was Head of (UK) Research and Preclinical Development Operations and a member of the Novartis Pharma UK Management Committee and of the Novartis Global Pharma R&D Boards. From 1993 to 1996, Dr. Hardman was Head of UK Research and Member of the International Research Management Committee for the Pharma Division of Ciba Pharmaceuticals Ltd., a division of Ciba-Geigy. From 1990 to 1993, Dr. Hardman was Head of Molecular Biology at the Biotechnology Section of Ciba-Geigy. Dr. Hardman received a Ph.D. degree in Biochemistry from the University of Manchester and a B.Sc. degree with First Class Honors in Chemistry from the University of London.

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

  Dr. Rolland has been Vice President, Research since February 1998. Prior to appointment to his current position, Dr. Rolland was Vice President, Gene Delivery Sciences at the Company from November 1996 to February 1998 and Director, Gene Delivery Sciences from June 1993 to November 1996 during which time he directed the Company's efforts in the creation and development of novel non-viral gene delivery systems. Prior to joining GeneMedicine in

1993, Dr. Rolland worked in drug delivery research at Ciba-Geigy Pharmaceuticals and more recently was Head of the Formulation Research Group at the International Centre for Dermatological Research (CIRD Galderma) in France. Dr. Rolland has received numerous international and national awards for scholarship. Dr. Rolland holds a Pharm. D., and a Ph.D. degree in Pharmaceutical Sciences from Rennes University in France.

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

  Mr. Dodson has been Director of Finance & Accounting since September 1994 and prior to that was the Company's Controller from the time he joined the Company in November 1993. From 1990 until 1993, Mr. Dodson was employed by Pepsi-Cola South initially as Manager of Planning and Analysis and most recently as Manager of Finance-CFO for the South Texas region. From 1985 until 1990, he was employed by KPMG Peat Marwick, where his most recent position was Audit Manager. Mr. Dodson holds a B.B.A. degree in Accounting from The University of Texas and is a Certified Public Accountant.

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

ITEM 3.   LEGAL PROCEEDINGS

  The Company is not party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS


       The Company's Common Stock was initially offered to the public on July 12, 1994 at an initial public offering price of $7.50 per share. The Common Stock is traded on the Nasdaq National Market under the symbol "GMED." The following table sets forth for the periods indicated the high and low sale prices for the Common Stock as reported by Nasdaq:


                               HIGH      LOW
1997                           -----    -----
    Fourth Quarter.........  $ 6 5/16  $3 3/4
    Third Quarter..........    7 3/4    3 5/8
    Second Quarter.........    9 1/4    5 3/8
    First Quarter..........    9 1/2    5 3/8

1996
    Fourth Quarter.........  $ 5 11/16 $3 1/8
    Third Quarter..........    5  3/4   3 3/8
    Second Quarter.........    7  3/8   5 3/8
    First Quarter..........    9  1/4   5 7/8

  On March 23, 1998, the last reported sale price of the Company's Common Stock on the Nasdaq National Market was $3 1/16 per share. As of March 23, 1998, there were approximately 198 stockholders of record of the Company's Common Stock with 14,513,775 shares outstanding. The market price of the shares of Common Stock, like that of the common stock of many other biotechnology companies, has been and is likely to continue to be highly volatile. The Company has never declared or paid any dividends and does not expect to pay any dividends in the foreseeable future. See "Business-Risk Factors."

ITEM 6.  SELECTED FINANCIAL INFORMATION

  The selected financial information set forth below with respect to the Company's statements of operations for each of the years ended December 31, 1993, 1994, 1995, 1996 and 1997, and the balance sheet data at December 31, 1993, 1994, 1995, 1996 and 1997, are derived from the financial statements of the Company audited by Arthur Andersen LLP, independent public accountants. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere herein.

                                                                                Years ended December 31,
                                                             --------------------------------------------------------------
                                                                       (in thousands, except share and per share data)
                                                                 1993         1994        1995        1996          1997
                                                             -----------  ----------  ----------  -----------    ----------
STATEMENTS OF OPERATIONS DATA:
Revenues and other income:
   Contract revenue........................................  $       ---  $      ---  $    3,680  $     4,000    $     4,500
   Research and development grant revenue..................          ---         125         ---          722            679
   Interest income.........................................          105         713       1,384        1,862          1,634
                                                             -----------  ----------  ----------  -----------     ----------
         Total revenues and other income...................          105         838       5,064        6,584          6,813

Expenses:
   Research and development................................        2,269       7,042      11,338       13,727         14,125
   General and administrative..............................        1,497       2,881       3,736        3,406          4,380
   Interest expense........................................           82          88         140          104             62
                                                             -----------  ----------  ----------  -----------     ----------
         Total expenses....................................        3,848      10,011      15,214       17,237         18,567
                                                             -----------  ----------  ----------  -----------     ----------
Net loss...................................................  $    (3,743) $   (9,173) $  (10,150) $   (10,653)   $   (11,754)
                                                             ===========  ==========  ==========  ===========     ==========
Net loss per share(1)......................................  $     (0.91) $    (1.27) $    (1.10) $     (0.84)   $     (0.86)

Shares used in computing net loss per share (1)............    4,118,953   7,237,914   9,195,489   12,753,301     13,702,835



                                                                                    December 31,
                                                             --------------------------------------------------------------
                                                                                   (in thousands)
                                                                 1993         1994        1995        1996          1997
                                                             -----------  ----------  ----------  -----------    ----------
BALANCE SHEET DATA:
    Cash, cash equivalents and short-term investments......   $    4,410   $  22,173    $ 35,197   $   30,872    $    24,582
    Total assets........................                           5,344      25,004      38,760       34,049         27,987
    Long-term liabilities...............                           1,019         410       1,588        2,179          2,975
    Deficit accumulated during the development stage.......       (5,132)    (14,305)    (24,455)     (35,108)       (46,861)
    Total stockholders' equity..........                           3,561      23,383      35,667       29,929         23,198



(1) Computed on the basis described in Note 2 of Notes to Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein.

  Since its inception in January 1992, GeneMedicine has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and has not received any revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. The Company expects to incur substantial losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. At December 31, 1997, the Company's accumulated deficit was approximately $46.9 million.

RESULTS OF OPERATIONS

  The Company does not anticipate revenues from product sales in the foreseeable future. GeneMedicine expects its source of revenues and other income for the next several years to be interest income and revenues under licensing and collaborative research agreements, to the extent that the Company has such agreements and meets any requirements for receipt of additional payments under them.

 Years ended December 31, 1995, 1996 and 1997

  Revenues and other income for the year ended December 31, 1997 were $6.8 million, which consisted of contract revenue of $4.5 million, interest income of $1.6 million and research and development grant revenue of $0.7 million. This compares with revenues and other income of $6.6 million in 1996 and $5.1 million in 1995. The contract revenues in each period resulted from a corporate partnership with Boehringer Mannheim effective February 1995 to develop certain non-viral gene medicines for application in the field of cancer. As a component of contract revenues, in February 1997 the Company received a milestone payment of $500,000 from Boehringer Mannheim for achievement of FDA clearance to commence a Phase I clinical trial for the Company's IL-2 Gene Medicine. Higher interest income for 1996, as compared to 1995 and 1997, was primarily the result of higher average cash, cash equivalents and short-term investments balances due to the Company's follow-on public offering in October 1995.

  Research and development expenses for the year ended December 31, 1997 were $14.1 million, compared to $13.7 million in 1996 and $11.3 million in 1995. The year-to-year increases in research and development expense were generally due to the expansion of the Company's research and development activities, staffing increases and the related salary and benefit costs as well as additional laboratory supplies and other support costs. The expansion of research and development activities resulted primarily from the commencement and continued expansion of research in the field of cancer, offset in 1997 by decreased research and development activities in the fields of asthma and arthritis following termination of the Company's corporate alliance with Syntex, which ended in accordance with its terms in April 1997. In February 1995, the Company commenced research and development efforts in the field of cancer, which is the focus of a multi-year corporate partnership with Boehringer Mannheim. The Company anticipates that expenditures will increase over the next several years as it expands its research and product development efforts.

  General and administrative expenses were approximately $4.4 million in 1997, compared to $3.4 million and $3.7 million in 1996 and 1995, respectively. The increase from 1996 to 1997 was primarily due to (i) expanded efforts focused on corporate development to obtain new corporate and strategic alliances, including costs for additional personnel and related recruiting, relocation and salary and benefit costs, (ii) legal and consulting costs associated with expanded corporate development efforts and (iii) enhancement of technology systems and increased efforts for investor relations. The slight decrease in 1996 from 1995 was due primarily to lower legal costs in 1996. The Company expects that general and administrative expenses will increase in the future as a result of additional corporate development activities.

  The Company has had losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1997, the Company has generated net operating loss (NOL) carryforwards of approximately $39 million and approximately $1.2 million of research and development credits available to reduce future income taxes. These carryforwards begin to expire in 2007. For financial reporting purposes, a valuation allowance has been established as of December 31, 1996 and 1997, to offset fully the Company's net deferred tax assets, including those relating to its carryforwards. The Company 's ability to utilize these carryforwards to reduce future taxable income may be limited due to ownership changes.


LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has financed its operations primarily through private sales of its equity securities, its initial and follow-on public offerings, interest income on invested funds and revenues from corporate alliances. Through December 31, 1997, the Company had received approximately $66.4 million in net proceeds from sales of its equity securities. At December 31, 1997, the Company had working capital of $22.9 million and cash, cash equivalents and short-term investments of $24.6 million. In addition, in February 1998 the Company received $5.25 million in scheduled payments from Corange, the corporate parent of Boehringer Mannheim, representing a $4 million Common Stock equity investment and a $1.25 million quarterly research and development payment.

  The Company expects its cash requirements to increase significantly in future periods. The Company will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of its potential products and to market with its partners any products that are developed. In addition, the Company currently plans to manufacture clinical scale quantities of its products, which will require the Company to expend substantial additional capital. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the ability to maintain existing and establish additional corporate partnerships, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing, and scale-up and effective commercialization activities and arrangements. Based on its current plans, the Company believes that its available cash, including proceeds from projected interest income and anticipated funding from its corporate alliance with Boehringer Mannheim, will enable the Company to maintain its current and planned operations into the first quarter of 2000. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time. The Company intends to seek additional funding through public or private financing, research and development arrangements with potential corporate partners, or from other sources. There can be no assurance that additional financing will be available on favorable terms, if at all. In the event that adequate funding is not available, the Company may be required to delay, reduce or eliminate one or more of its research or development programs or obtain funds through arrangements with corporate collaborators or others that may require the Company to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise seek. Insufficient financing may also require the Company to relinquish rights to certain of its technologies that the Company would otherwise develop or commercialize itself.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is incorporated by reference from the Financial Statements set forth on pages F-1 through F-16 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

  The information required by this item with respect to Directors is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders to be held on June 11, 1998 (the "Proxy Statement").

  The information required by this item with respect to Executive Officers of the Company is contained in item 1 of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference from the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference from the information contained under the caption "Certain Transactions" in the Proxy Statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

       Financial Statements are set forth on pages F-1 through F-16 hereof. The index to the Financial Statements is found on page F-1.

    2. Financial Statement Schedules

       All schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

  3.   Exhibits

       See Exhibit Index in part (c) below.
       Each management contract or compensatory plan or arrangement required to be filed is identified.


(b)  Reports on Form 8-K

       No reports on Form 8-K were filed in the fourth quarter of 1997.


(c)  Exhibits

EXHIBIT
NUMBER       DESCRIPTION OF DOCUMENT
------       -----------------------


3.1          Amended and Restated Certificate of Incorporation of Registrant.
             Previously filed as Exhibit 4.1 to Registrant's Registration Statement Form S-8 (File No. 333-38005) and incorporated herein by reference.

3.2 By-laws of Registrant, as amended. Previously filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-8 (File No. 333-38005) and incorporated herein by reference.

3.3** Certificate of Designation of Series A Junior Participating Preferred Stock of Registrant

4.1*         Specimen certificate of Common Stock of Registrant

4.2          Preferred Share Purchase Rights Plan dated January 16, 1996.
             Previously filed with Registrant's Form 8-K with the Commission on January 29, 1996 and incorporated herein by reference.

10.1(1)      1993 Stock Option Plan, as amended. Previously filed as Exhibit
             10.1 to the Company's March 31, 1997 Form 10-Q and is incorporated herein by reference.

10.2*(1) Forms of Nonstatutory and Incentive Stock Option Agreements under the 1993 Stock Option Plan

10.3*(1)     Employee Stock Purchase Plan

10.4(1) 1994 Non-Employee Directors' Stock Option Plan, as amended. Previously filed as Exhibit 10.4 to the Company's March 31, 1997 Form 10-Q and is incorporated herein by reference.

10.5* Form of Indemnity Agreement between the Company and its directors and executive officers

10.6+* First Amendment and Restatement of License Agreement between Registrant and Baylor College of Medicine dated March 7, 1994

10.7+* First Amendment and Restatement of License Agreement--Woo between Registrant and Baylor College of Medicine dated March 7, 1994

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

10.12*(1)    Employment and Stock Purchase Agreement between Registrant and Eric
             Tomlinson dated July 31, 1992

10.13***(1)  Employment Letter between Registrant and Thomas Rossing, M.D. dated
             June 11, 1996

10.14***(1)  Change of Control Severance Plan

10.15* Lease Agreement between Registrant and The Woodlands Corporation dated October 29, 1993

EXHIBIT
NUMBER       DESCRIPTION OF DOCUMENT
------       -----------------------
10.16+*      Collaborative Alliance Agreement between Registrant and Syntex
             (U.S.A.) Inc. dated April 8, 1994

10.17+* License Agreement between Registrant and Syntex (U.S.A.) Inc. dated April 8, 1994

10.18* Stock and Warrant Purchase Agreement between Registrant and Syntex Corporation dated April 8, 1994

10.19++ Share Purchase Agreement between GeneMedicine, inc. and Corange International Ltd. dated July 17, 1995. Previously filed as Exhibit
             10.21 to the Company's Form 10-Q for the quarter ended September 30, 1995 and is incorporated herein by reference.

10.20++ Alliance Agreement between GeneMedicine, inc. and Corange International Ltd. effective February 3, 1995. Previously filed as
             Exhibit 10.22 to the Company's Form 10-Q for the quarter ended September 30, 1995 and is incorporated herein by reference.

10.21**(1)   Employment Agreement between Registrant and Richard A. Waldron dated June 30, 1995

11.1         Statement regarding calculation of net income (loss) per share

23.1         Consent of Arthur Andersen LLP

24.1         Power of Attorney, reference is made to page 29

27.1         Financial Data Schedule



* Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-77126) or amendments thereto and incorporated herein by reference.

** Previously filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1995 and is incorporated herein by reference.

*** Previously filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1996 and is incorporated herein by reference.

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

                                  SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of The Woodlands, State of Texas, on March 26, 1998.

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


           SIGNATURE                TITLE                                             DATE
           ---------                -----                                             ----
     Eric Tomlinson               President, Chief Executive Officer
--------------------------------  and Director (Principal Executive Officer)      March 26,1998
(Eric Tomlinson, D.Sc., Ph.D.)


     Richard A. Waldron           Vice President and Chief Financial Officer
--------------------------------- (Principal Financial Officer)                   March 26,1998
    (Richard A. Waldron)


         John M. Dodson           Director, Finance & Accounting
--------------------------------- (Principal Accounting Officer)                  March 26,1998
        (John M. Dodson)


        Edward L. Cahill          Director
---------------------------------                                                 March 26,1998
       (Edward L. Cahill)


      Stanley T. Crooke           Director
---------------------------------                                                 March 26,1998
(Stanley T. Crooke, M.D., Ph.D.)


      David F.J. Leathers         Director
---------------------------------                                                 March 26,1998
     (David F.J. Leathers)

         Arthur M. Pappas         Director
---------------------------------                                                 March 26,1998
        (Arthur M. Pappas)


         W. Leigh Thompson        Director
----------------------------------                                                March 26,1998
  (W. Leigh Thompson, M.D., Ph.D.)


                         INDEX TO FINANCIAL STATEMENTS



                                                                                                       PAGE
                                                                                                       -----
Report of Independent Public Accountants...............................................................  F-2
Balance Sheets at December 31, 1996 and 1997...........................................................  F-3
Statements of Operations for the years ended December 31, 1995, 1996 and 1997 and for the period from inception through December 31, 1997...................................................................  F-4
Statements of Stockholders' Equity for the period from inception through December 31, 1997.............  F-5
Statements of Cash Flows for the years ended December 31,1995, 1996 and 1997 and for the period from inception through December 31, 1997...................................................................  F-7
Notes to Financial Statements..........................................................................  F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To GeneMedicine, Inc.

  We have audited the accompanying balance sheets of GeneMedicine, Inc. (a Delaware corporation in the development stage) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995, 1996 and 1997, and for the period from inception (January 2, 1992) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GeneMedicine, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1995, 1996 and 1997, and for the period from inception (January 2, 1992) through December 31, 1997, in conformity with generally accepted accounting principles.



                                  ARTHUR ANDERSEN LLP

The Woodlands, Texas
February 17, 1998

                               GENEMEDICINE, INC.
                (A Delaware Corporation in the Development Stage)
                                 BALANCE SHEETS

                                                                           December 31,   December 31,
                                                                               1996          1997
                                                                          ------------  --------------
                                     ASSETS
Current Assets:
      Cash and cash equivalents........................................   $  2,145,404   $    873,180
      Short-term investments...........................................     28,726,602     23,708,845
      Prepaid expenses and other.......................................        170,453        175,128
                                                                          ------------   ------------
         Total current assets..........................................     31,042,459     24,757,153
                                                                          ------------   ------------

Equipment, furniture and leasehold improvements, net...................      2,998,416      3,220,987
Deposits and other assets..............................................          8,395          9,195
                                                                          ------------   ------------
Total Assets...........................................................   $ 34,049,270   $ 27,987,335
                                                                          ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable and accrued liabilities.........................   $  1,352,762   $  1,454,986
      Deferred grant revenue...........................................        179,489         89,737
      Current portion of capital lease obligations.....................        408,387        270,166
                                                                          ------------   ------------
         Total current liabilities.....................................      1,940,638      1,814,889
                                                                          ------------   ------------
Long-term Liabilities:
      Deferred contract revenue........................................      1,919,970      2,919,970
      Capital lease obligations, net of current portion................        259,393         54,814
                                                                          ------------   ------------
         Total  long-term liabilities..................................      2,179,363      2,974,784
                                                                          ------------   ------------
Commitments

Stockholders' Equity:
      Convertible preferred stock, $.001 par value; 20,000,000 shares
         authorized; 3,750,000 issued and outstanding..................          3,750          3,750
      Common stock, $.001 par value; 40,000,000 shares authorized;
         13,077,369 and 13,911,422 shares issued and outstanding.......         13,077         13,911
      Additional paid-in capital.......................................     65,485,846     70,097,651
      Deferred compensation............................................       (465,803)       (56,348)
      Deficit accumulated during the development stage.................    (35,107,601)   (46,861,302)
                                                                          ------------   ------------
         Total stockholders' equity....................................     29,929,269     23,197,662
                                                                          ------------   ------------
Total Liabilities and Stockholders' Equity.............................   $ 34,049,270   $ 27,987,335
                                                                          ============   ============

  The accompanying notes are an integral part of these financial statements.

                              GENEMEDICINE, INC.
               (A Delaware Corporation in the Development Stage)
                           STATEMENTS OF OPERATIONS

                                                                                  Inception
                                                                              (January 2, 1992)
                                      For the Years Ended  December 31,            through
                                 ------------------------------------------      December 31,
                                     1995           1996          1997              1997
                                 ------------   ------------   ------------   ----------------
Revenues and other income:
  Contract revenue.............  $  3,680,000   $  4,000,000   $  4,500,000     $ 12,180,000
  Research and development
   grant revenue...............            --        722,644        678,753        1,526,397
  Interest income..............     1,383,546      1,861,818      1,634,392        5,698,071
                                 ------------   ------------   ------------     ------------
                                    5,063,546      6,584,462      6,813,145       19,404,468
Expenses:
  Research and development.....    11,337,688     13,727,587     14,124,813       49,487,748
  General and administrative...     3,735,918      3,405,660      4,379,730       16,281,966
  Interest expense.............       139,651        104,187         62,303          496,056
                                 ------------   ------------   ------------     ------------
Total expenses.................    15,213,257     17,237,434     18,566,846       66,265,770
                                 ------------   ------------   ------------     ------------
Net loss.......................  $(10,149,711)  $(10,652,972)  $(11,753,701)    $(46,861,302)
                                 ============   ============   ============     ============
Loss per share.................  $      (1.10)  $      (0.84)  $      (0.86)
Shares used in computing basic
 and diluted loss per share....     9,195,489     12,753,301     13,702,835

  The accompanying notes are an integral part of these financial statements.

                               GENEMEDICINE, INC.
                (A Delaware Corporation in the Development Stage)
                      STATEMENTS OF STOCKHOLDERS' EQUITY
   For the Period from Inception (January 2, 1992) through December 31, 1997

                                                                                                               Deficit
                                                    Convertible                                             Accumulated
                                                  Preferred Stock         Common Stock        Additional     During the
                                                -------------------   --------------------      Paid-in      Development
                                                 Shares      Amount     Shares      Amount      Capital         Stage
                                                -------     -------   ---------    -------   ------------   ------------
Balance at inception, January 2, 1992........          -   $     -            -    $    -    $         -   $          -
                                              ----------   -------   ----------    ------    -----------   ------------
Issuance of stock for cash, January and
   October 1992 ($.04 per share).............          -         -      272,268       273          9,256              -
Issuance of stock for license agreement
   rights, September 1992 ($.04 per share)...          -         -      600,000       600         20,400              -
Issuance of stock for services rendered,
  September and November 1992
  ($.04 per share)...........................          -         -        6,471         6            221              -
Net loss.....................................          -         -            -         -              -     (1,389,275)
                                              ----------   -------   ----------    ------    -----------   ------------
Balance at December 31, 1992 ................          -         -      878,739       879         29,877     (1,389,275)
                                              ----------   -------   ----------    ------    -----------   ------------
Issuance of stock for cash, January through
  May 1993 ($.04 per share)..................          -         -    1,334,286     1,334         45,366              -
Issuance of Series A Preferred Stock,
  May 1993, for cash ($2.15 per share),
  net of issuance costs of $65,406...........  3,600,462     3,600            -         -      7,680,988              -
Issuance of Series  A Preferred Stock,
  May 1993, for conversion of debt
  ($2.15 per share)..........................    409,291       410            -         -        880,590              -
Issuance of stock, July 1993, for cash
  ($.18 per share)...........................          -         -       11,429        11          1,989              -
Exercise of stock options, December 1993,
  ($.18 per share)...........................          -         -        4,857         5            845              -
Deferred compensation........................          -         -            -         -        210,600              -
Amortization of deferred compensation........          -         -            -         -              -              -
Net loss.....................................          -         -            -         -              -     (3,742,700)
                                              ----------   -------   ----------    ------    -----------   ------------
Balance at December 31, 1993 ................  4,009,753     4,010    2,229,311     2,229      8,850,255     (5,131,975)
                                              ----------   -------   ----------    ------    -----------   ------------
Issuance of Series B Preferred Stock, April
  1994, for cash ($4.00 per share), net of
  issuance costs of $420,123.................  3,750,000      3,750           -         -     14,576,127              -
Issuance of stock upon conversion of debt,
  April 1994 ($10.56 per share)..............          -          -       85,714       86        904,914              -
Issuance of stock in initial public offering,
  July 1994 ($7.50 per share), net of
  offering costs of $1,705,625...............          -         -     1,933,333    1,933     12,792,439              -
Conversion of Series A Preferred Stock into
  common stock upon the closing of the
  initial public offering, July 1994......... (4,012,610)   (4,013)    4,012,610    4,013              -              -
Exercise of stock options and warrants,
  January through  December 1994
  ($.18 - $2.15 per share)...................      2,857         3        74,285       74         26,159              -
Issuance of stock under employee stock
  purchase plan, December 1994 ($2.66 per
  share).....................................          -         -         9,426        9         25,129              -
Deferred compensation........................          -         -             -        -      1,755,400
Amortization of deferred compensation........          -         -             -        -              -              -
Net loss.....................................          -         -             -        -              -     (9,172,943)
                                              ----------   -------    ----------   ------    -----------   ------------
Balance at December 31, 1994 ................  3,750,000   $ 3,750     8,344,679   $8,344    $38,930,423   $(14,304,918)
                                              ==========   =======    ==========   ======    ===========   ============




                                                                 Total
                                                 Deferred     Stockholder's
                                               Compensation     Equity
                                               ------------   -------------
Balance at inception, January 2, 1992........  $         -     $          -
                                               -----------     ------------
Issuance of stock for cash, January and
   October 1992 ($.04 per share).............            -            9,529
Issuance of stock for license agreement
   rights, September 1992 ($.04 per share)...            -           21,000
Issuance of stock for services rendered,
  September and November 1992
  ($.04 per share)...........................            -              227
Net loss.....................................            -       (1,389,275)
                                              ------------     ------------
Balance at December 31, 1992 ................            -       (1,358,519)
                                              ------------     ------------
Issuance of stock for cash, January through
  May 1993 ($.04 per share)..................            -           46,700
Issuance of Series A Preferred Stock,
  May 1993, for cash ($2.15 per share),
  net of issuance costs of $65,406...........            -        7,684,588
Issuance of Series A Preferred Stock,
  May 1993, for conversion of debt
  ($2.15 per share)..........................            -          881,000
Issuance of stock, July 1993, for cash
  ($.18 per share)...........................            -            2,000
Exercise of stock options, December 1993,
  ($.18 per share)...........................            -              850
Deferred compensation........................     (210,600)               -
Amortization of deferred compensation........       47,220           47,220
Net loss.....................................            -       (3,742,700)
                                              ------------      -----------
Balance at December 31, 1993 ................     (163,380)       3,561,139
                                              ------------      -----------
Issuance of Series B Preferred Stock, April
  1994, for cash ($4.00 per share), net of
  issuance costs of $420,123.................            -       14,579,877
Issuance of stock upon conversion of debt,
  April 1994 ($10.56 per share)..............            -          905,000
Issuance of stock in initial public offering,
  July 1994 ($7.50 per share), net of
  offering costs of $1,705,625...............            -       12,794,372
Conversion of Series A Preferred Stock into
  common stock upon the closing of the
  initial public offering, July 1994.........            -                -
Exercise of stock options and warrants,
  January through  December 1994
  ($.18 - $2.15 per share)...................            -           26,236
Issuance of stock under employee stock
  purchase plan, December 1994 ($2.66 per
  share).....................................            -           25,138
Deferred compensation........................   (1,755,400)               -
Amortization of deferred compensation........      664,246          664,246
Net loss.....................................            -       (9,172,943)
                                               -----------      -----------
Balance at December 31, 1994 ................  $(1,254,534)     $23,383,065
                                               ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                               GENEMEDICINE, INC.
                (A Delaware Corporation in the Development Stage)
                STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
   For the Period from Inception (January 2, 1992) through December 31, 1997

                                                                                                              Deficit
                                                   Convertible                                             Accumulated
                                                 Preferred Stock         Common Stock        Additional     During the
                                               -------------------   --------------------      Paid-in      Development
                                                Shares      Amount     Shares      Amount      Capital         Stage
                                               -------     -------   ---------    -------   ------------   ------------
Balance at December 31,1994.................. 3,750,000   $ 3,750    8,344,679    $ 8,344   $ 38,930,423   $(14,304,918)
                                              ---------   -------   ----------    -------   ------------   ------------
Exercise of stock options, January
   through December 1995 ($.18 - $7.50 per
   share)....................................         -         -      157,588        158        257,286              -
Issuance of stock under employee stock
  purchase plan, June and December
  1995 ($2.66 - $6.48 per share).............         -         -       69,677         70        218,553              -
Issuance of stock, July 1995, for cash
   ($9.00 per share), net of issuance
   costs of $411,454.........................         -         -      444,444        444      3,588,102              -
Exercise of warrants, July 1995
  ($1.73 per share)..........................         -         -       20,027         20         34,573              -
Issuance of stock, October 1995, for
   cash ($6.50 per share), net of offering
   costs of $1,560,325.......................         -         -    3,000,000      3,000     17,936,675              -
Amortization of deferred compensation........         -         -            -          -              -              -
Net loss.....................................         -         -            -          -              -    (10,149,711)
                                              ---------   -------   ----------    -------   ------------   ------------
Balance at December 31, 1995 ................ 3,750,000   $ 3,750   12,036,415     12,036     60,965,612    (24,454,629)
                                              ---------   -------   ----------    -------   ------------   ------------
Exercise of stock options, January
  through December 1996
   ($.18 - $5.88 per share)..................         -         -      250,676        251        212,204              -
Issuance of stock under employee stock
  purchase plan, June and December
  1996 ($2.66 - $6.48 per share).............         -         -      108,751        109        311,379              -
Issuance of stock, February 1996, for
  cash ($9.56 per share) net of
   issuance costs of  $8,818.................         -         -      418,629        418      3,990,764              -
Exercise of warrants, March and May
  1996 (Note 6)..............................         -         -      262,898        263          5,887              -
Amortization of deferred compensation........         -         -            -          -              -              -
Net loss.....................................         -         -            -          -              -    (10,652,972)
                                              ---------   -------   ----------    -------   ------------   ------------
Balance at December 31, 1996 ................ 3,750,000     3,750   13,077,369     13,077     65,485,846    (35,107,601)
                                              ---------   -------   ----------    -------   ------------   ------------
Exercise of stock options, January
  through December 1997 ($.18 - $6.63 per
  share).....................................         -         -      197,065        197        470,384              -
Issuance of stock under employee stock
  purchase plan, June and December
  1997 ($3.51 - $4.83 per share).............         -         -       62,259         62        282,036              -
Issuance of stock, February 1997, for
  cash ($7.50 per share) net of
   issuance costs of  $10,667................         -         -      533,333        534      3,988,799              -
Exercise of warrants, September
  1997 ($.04 per share) (Note 6).............         -         -       24,291         24            826              -
Issuance of stock under employee 401(k)
  plan, December 1997 ($5.06 per share)......         -         -       17,105         17         86,577              -
Amortization of deferred compensation........         -         -            -          -              -              -
Cancellation of stock options................         -         -            -          -       (216,817)             -
Net loss.....................................         -         -            -          -              -    (11,753,701)
                                              ---------   -------   ----------    -------   ------------   ------------
Balance at December 31, 1997 ................ 3,750,000   $ 3,750   13,911,422    $13,911   $ 70,097,651   $(46,861,302)
                                              =========   =======   ==========    =======   ============   ============




                                                                 Total
                                                 Deferred     Stockholder's
                                               Compensation     Equity
                                               ------------   -------------
Balance at December 31,1994..................  $(1,254,534)   $ 23,383,065
                                               -----------    ------------
Exercise of stock options, January
   through December 1995 ($.18 - $7.50 per
   share)....................................            -         257,444
Issuance of stock under employee stock
  purchase plan, June and December
  1995 ($2.66 - $6.48 per share).............            -         218,623
Issuance of stock, July 1995, for cash
   ($9.00 per share), net of issuance
   costs of $411,454.........................            -       3,588,546
Exercise of warrants, July 1995
  ($1.73 per share)..........................            -          34,593
Issuance of stock, October 1995, for
   cash ($6.50 per share), net of offering
   costs of $1,560,325.......................            -      17,939,675
Amortization of deferred compensation........      394,977         394,977
Net loss.....................................            -     (10,149,711)
                                               -----------    ------------
Balance at December 31, 1995 ................     (859,557)     35,667,212
                                               -----------    ------------
Exercise of stock options, January
  through December 1996 ($.18 -
   $5.88 per share)..........................            -         212,455
Issuance of stock under employee stock
  purchase plan, June and December
  1996 ($2.66 - $6.48 per share).............            -         311,488
Issuance of stock, February 1996, for
  cash ($9.56 per share) net of
   issuance costs of  $8,818.................            -       3,991,182
Exercise of warrants, March and May
  1996 (Note 6)..............................            -           6,150
Amortization of deferred compensation........      393,754         393,754
Net loss.....................................            -     (10,652,972)
                                               -----------    ------------
Balance at December 31, 1996 ................     (465,803)     29,929,269
                                               -----------    ------------
Exercise of stock options, January
  through December 1997
  ($.18 - $6.63 pershare)....................            -         470,581
Issuance of stock under employee stock
  purchase plan, June and December
  1997 ($3.51 - $4.83 per share).............            -         282,098
Issuance of stock, February 1997, for
  cash ($7.50 per share) net of
   issuance costs of  $10,667................            -       3,989,333
Exercise of warrants, September
  1997 ($.04 per share) (Note 6).............            -             850
Issuance of stock under employee 401(k)
  plan, December 1997 ($5.06 per share)......            -          86,594
Amortization of deferred compensation........      192,638         192,638
Cancellation of stock options................      216,817               -
Net loss.....................................         -       (11,753,701)
                                               -----------    ------------
Balance at December 31, 1997 ................  $   (56,348)   $ 23,197,662
                                               ===========    ============

   The accompanying notes are an integral part of these financial statements.

                              GENEMEDICINE, INC.
               (A Delaware Corporation in the Development Stage)
                           STATEMENTS OF CASH FLOWS


                                                                                                    Inception
                                                                                                (January 2, 1992)
                                                         For the Year Ended  December 31,            through
                                                   ------------------------------------------      December 31,
                                                       1995           1996          1997              1997
                                                   ------------   ------------   ------------   ----------------
Cash flows used in operating activities:
  Net loss.......................................  $(10,149,711)  $(10,652,972)  $(11,753,701)    $(46,861,302)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization................       644,544        808,409        962,212        2,777,977
    Issuance of convertible debt for noncash
     consideration...............................             -              -              -          905,000
    Issuance of stock for noncash consideration..             -              -         86,594          107,644
    Compensation expense related to stock plans..       423,502        393,754        192,638        1,721,360
    Loss on equipment retirements................             -          1,313          2,272            7,565
    Changes in assets and liabilities:
      Decrease (increase) in prepaid expenses
       and other assets..........................        41,290        248,151         (5,474)        (181,195)
      Increase in accounts payable and accrued
       liabilities...............................       254,623        235,519        102,224        1,454,986
      Increase in deferred revenue and deferred
       contract revenue..........................       919,970      1,179,489        910,249        3,009,708
                                                   ------------   ------------   ------------     ------------
        Net cash used in operating activities....    (7,865,782)    (7,786,337)    (9,502,986)     (37,058,257)
                                                   ------------   ------------   ------------     ------------
Cash flows used in investment activities:
  Purchase of equipment, furniture and leasehold
   improvements..................................    (1,417,523)      (672,441)    (1,187,057)      (6,009,658)
  Net sales (purchases) of short-term
   investments...................................   (15,779,552)    (8,949,879)     5,017,757      (23,708,845)
                                                   ------------   ------------   ------------     ------------
        Net cash (used in) provided by investing
         activities..............................   (17,197,075)    (9,622,320)     3,830,700      (29,718,503)
                                                   ------------   ------------   ------------     ------------
Cash flows from financing activities:
  Proceeds from notes payable and capital lease
   obligations...................................       723,991              -              -        2,030,823
  Repayment of notes payable and capital lease
   obligations...................................      (426,074)      (387,986)      (342,800)      (1,574,843)
  Advance on line of credit......................             -              -              -          750,000
  Proceeds from issuance of preferred stock, net.             -              -              -       22,264,465
  Proceeds from issuance of common stock, net....    22,010,356      4,521,275      4,742,862       44,179,495
                                                   ------------   ------------   ------------     ------------
        Net cash provided by financing
         activities..............................    22,308,273      4,133,289      4,400,062       67,649,940
                                                   ------------   ------------   ------------     ------------
Net increase (decrease) in cash and cash
 equivalents.....................................    (2,754,584)   (13,275,368)    (1,272,224)         873,180
Cash and cash equivalents, beginning of  period..    18,175,356     15,420,772      2,145,404                -
                                                   ------------   ------------   ------------     ------------
Cash and cash equivalents, end of period.........  $ 15,420,772   $  2,145,404   $    873,180     $    873,180
                                                   ============   ============   ============     ============
Supplemental disclosure of cash flow
 information:
  Cash paid during the period for interest.......  $    139,651   $    104,187   $     59,132     $    492,185
Supplemental schedule of noncash financing
 activity:
  Conversion of debt to preferred and common
   stock.........................................  $          -   $          -   $          -     $  1,786,000

  The accompanying notes are an integral part of these financial statements.

                               GENEMEDICINE, INC.
               (A Delaware Corporation in the Development Stage)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1. ORGANIZATION AND BUSINESS:

   GeneMedicine, Inc. (the "Company") is a Delaware corporation in the development stage. The Company is developing non-viral gene therapies that may provide unique clinical benefits in the treatment of a number of human diseases. The Company intends to develop its products through alliances with major pharmaceutical and biotechnology companies.

   The Company has devoted substantially all of its efforts to research and product development and has not yet generated any revenues from the sale of products, nor is there any assurance of future product revenues. In addition, the Company expects to continue to incur losses for the foreseeable future, and there can be no assurance that the Company will successfully complete the transition from a development stage company to successful operations. The research and development activities engaged in by the Company involve a high degree of risk and uncertainty. The ability of the Company to successfully develop, manufacture and market its proprietary products is dependent upon many factors. These factors include, but are not limited to, technological uncertainty, the need for additional financing, the reliance on collaborative arrangements for research and contractual agreements with corporate partners, and the ability to develop or access manufacturing, sales and marketing experience. Additional factors include uncertainties as to patents and proprietary technologies, technological change and risk of obsolescence, development of products, competition, government regulations and regulatory approval, and product liability exposure. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's future success. See "Risk Factors," elsewhere herein.


2. SIGNIFICANT ACCOUNTING POLICIES:

   Cash Equivalents and Short-term Investments

   The Company considers all highly liquid investments with an original maturity of less than three months when purchased to be cash equivalents. Short-term investments have maturities greater than three months at the date of purchase. At December 31, 1996 and 1997 cash equivalents and short-term investments consisted primarily of U.S. Government obligations. All cash equivalents and short-term investments have been classified as held-to-maturity at December 31, 1996 and 1997. Investments in debt securities classified as held-to-maturity at December 31, 1997, have various maturity dates which do not exceed one year. These securities are carried at amortized cost which approximates fair value.

   Prepaid Expenses and Other

   Prepaid expenses and other are mainly comprised of prepayments for contracted research, building rent, and insurance.

   Equipment, Furniture and Leasehold Improvements

   Equipment, furniture and leasehold improvements are carried at cost and are depreciated on a straight-line basis over the estimated useful economic lives of the assets involved. The estimated useful lives employed in computing depreciation are 3 years for computer software, 5 years for equipment, 7 years for furniture and the remaining life of the building lease for leasehold improvements (refer to Note 11). When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred.

                               GENEMEDICINE, INC.
               (A Delaware Corporation in the Development Stage)
                   NOTES TO FINANCIAL STATEMENTS-(Continued)

   Research and Development

   Research and development costs are expensed when incurred. These costs include personnel costs, materials consumed, depreciation on equipment and the cost of facilities used for research and development. Payments related to the acquisition and patenting of technology rights, for which development work is in process, are expensed and considered a component of research and development costs. Contract revenue and research and development grant revenue include payments from a corporate partner and a government agency for research and development performed by the Company and are recognized ratably as the Company satisfies its obligation under the related agreements. Payments received in excess of amounts earned are classified as deferred contract revenue.

   Loss Per Share

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The Company adopted the provisions of SFAS No. 128, changing from its previous method of accounting for net loss per share as set forth in APB Opinion No. 15. Adoption of Statement No. 128 required retroactive revision of the presentation of net loss per share in historical financial statements. Net loss per share amounts as presented herein have remained unchanged from the adoption of SFAS No. 128 since the Company's outstanding stock options would not have been included in the calculation because their effect would have been anti-dilutive. Net loss per share has been computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding.

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

3. EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS:

   Equipment, furniture and leasehold improvements consist of the following:

                                                         DECEMBER 31,
                                                  --------------------------
                                                     1996          1997
                                                  -----------   -----------
Laboratory equipment............................  $ 3,292,122   $ 3,915,425
Office equipment................................      338,657       386,107
Furniture.......................................      350,803       383,338
Computer software...............................       29,434        63,072
Leasehold improvements..........................      799,318     1,219,084
                                                  -----------   -----------
                                                    4,810,334     5,967,026
Less accumulated depreciation and amortization..   (1,811,918)   (2,746,039)
                                                  -----------   -----------
                                                   $2,998,416   $ 3,220,987
                                                   ==========   ===========

                               GENEMEDICINE, INC.
               (A Delaware Corporation in the Development Stage)
                   NOTES TO FINANCIAL STATEMENTS-(Continued)

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

   Accounts payable and accrued liabilities consist of the following:


                                                       DECEMBER 31,
                                                   ---------------------
                                                     1996        1997
                                                  ----------  ----------
Professional fees...............................  $  200,920  $  402,511
Research contracts..............................     334,556     282,329
Compensation and benefits.......................     162,677     236,941
Other accounts payable and accrued liabilities..     654,609     533,205
                                                  ----------  ----------
                                                  $1,352,762  $1,454,986
                                                  ==========  ==========

5. CAPITAL LEASE OBLIGATIONS:


   In March 1994, the Company entered into an equipment leasing arrangement with a financing company. Equipment has been financed over forty-two and forty-eight month periods at implicit interest rates of 8.4 percent and 11.2 percent, respectively. Equipment purchases financed through this agreement are recorded as capital leases in the accompanying financial statements.

   Future principal payments under capital lease obligations as of December 31, 1997 are as follows:


1998.................................  $270,166
1999.................................    54,814
                                       --------
                                       $324,980
                                       ========


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

   Series B Convertible Preferred Stock/Syntex Warrants

   Upon execution of the Syntex Collaborative Agreement (refer to Note 9), Syntex Corporation, the then parent company of Syntex (U.S.A.) Inc., purchased 3,750,000 shares of the Company's Preferred Series B Stock (the "Series B Preferred") and a warrant to purchase 1,071,428 shares of the Company's Common Stock (the "Common Warrant") for an aggregate purchase price of $15 million. The Series B Preferred will convert into 1,071,428 shares of Common Stock at the Company's option (i) upon the Company's Common Stock trading at an average price of $14.00 per share or more for 30 consecutive days, (ii) upon completion of a public offering with minimum aggregate proceeds of $10 million and minimum price of $14.00 per share or (iii) after April 8, 1998. Syntex Corporation may elect to convert the Series B Preferred into Common Stock at any time. The holders of the Series B Preferred are entitled to receive a liquidation preference of $4.00 per share, after which remaining assets would be distributed ratably to the holders of Common Stock. The Common Warrant is exercisable for five years at $21.00 per share for an aggregate purchase price of $22.5 million. The warrants have been recorded at zero in the accompanying financial statements as the value was de minimus upon issuance. The Company has the right to accelerate the expiration of the Common Warrant at any time.

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

   In connection with the advances from D. Blech & Company Incorporated ("D. Blech"), the Company issued D. Blech and a related party warrants to purchase 28,571 shares of the Company's Common Stock at $.035 per share, exercisable over a five year period beginning January 1993. The warrants have been recorded at zero in the accompanying financial statements as the value was de minimus upon issuance. In September 1997, 24,291 warrants were exercised for cash and the remaining warrants expired in December 1997.

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

                               GENEMEDICINE, INC.
               (A Delaware Corporation in the Development Stage)
                   NOTES TO FINANCIAL STATEMENTS-(Continued)

7. 401(K) PLAN, STOCK OPTION PLANS, AND EMPLOYEE STOCK PURCHASE PLAN:


   The Company adopted a 401(k) plan in 1994. Under the plan, employees can contribute up to 15 percent of their compensation subject to limitations as defined by the Internal Revenue Service. The Company has the option to match an employee's contribution as determined each year by the Company. An employee vests in the Company's matching contribution based on years of service. No matching contribution had been made through December 31, 1996. In 1997, the Company implemented a 25% match of employee contributions to be made with shares of the Company's Common Stock at year end based on the year end closing price per share.

   In March 1994, the Board of Directors adopted, and the stockholders subsequently approved, the 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan, as amended in 1997, reserved 390,000 shares of common stock for issuance thereunder. The plan permits each director of the Company who is not otherwise employed by the Company who (i) was a director on July 12, 1994 or (ii) is first elected as a director after the date of adoption of the Directors' Plan, automatically will be granted an option to purchase 10,000 and 30,000 shares of common stock, respectively. In addition, annually on April 26th , each non-employee director who has been a non-employee director for at least six months shall be granted an option to purchase 5,000 shares of Common Stock of the Company. All options under this plan vest in four equal annual installments commencing on the date of grant.

   In April 1993, the Board of Directors approved the 1993 Stock Option Plan (the "Option Plan"). The Option Plan, as amended in 1997, provides for the grant of up to 3,945,714 incentive and nonstatutory options to acquire the Company's common stock. The option prices for the incentive and nonstatutory options shall be not less than 100 percent and 85 percent, respectively, of the fair market value of the stock as determined by the Company's Board of Directors.

   In March 1994, the Board of Directors adopted the Employee Stock Purchase Plan and reserved 857,142 shares of Common Stock for issuance thereunder. The plan permits full-time employees to purchase Common Stock through payroll deductions (which cannot exceed 15 percent of each employee's compensation) at the lower of 85 percent of fair market value at the beginning of each offering period, as defined, or the fair market value at the end of each six-month purchase period. In 1996 and 1997, 108,751 and 62,259 shares, respectively, were purchased by employees under this plan at $2.66 to $6.48 per share.

   The Company accounts for its stock based compensation plans under Accounting Principles Board Opinion No. 25 and the related Interpretations. Accordingly, deferred compensation is recorded for stock options based on the excess of the deemed value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation is amortized over the vesting period of each option. For certain stock options granted prior to its initial public offering, the Company recorded deferred compensation. Such deferred compensation totals approximately $2 million, of which $394,977, $393,754 and $192,638 was recognized as expense during the years ended December 31, 1995, 1996 and 1997, respectively, and the remaining amount at December 31, 1997, $56,348, will be amortized to expense in 1998. As the exercise price of all options issued since the Company's initial public offering in July 1994 has been equal to or greater than the market price of the Company's stock on the date of grant, no further deferred compensation was recorded. In 1997, $216,817 of previously recorded deferred compensation was reversed due to the cancellation of certain options upon termination of the employees. No compensation cost has been recognized under the Company's stock purchase plan.

   In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which, if fully adopted, requires the Company to record stock based compensation at fair value. The Company has adopted the disclosure requirements of SFAS No. 123 and has elected not to record related compensation expense in accordance with this statement. Had compensation expense for its stock option and stock purchase plans been determined consistent with

                               GENEMEDICINE, INC.
               (A Delaware Corporation in the Development Stage)
                   NOTES TO FINANCIAL STATEMENTS-(Continued)

SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below. The compensation costs disclosed here may not be representative of the effects of pro forma net income in future years.


                                        1995         1996        1997
                                     -----------  -----------  ----------
Net loss:               As reported  $10,149,711  $10,652,972  $11,753,701
                        Pro forma    $11,028,844  $12,449,641  $14,218,819

Basic and diluted
 net loss per share:    As reported  $      1.10  $      0.84  $      0.86
                        Pro forma    $      1.20  $      0.98  $      1.04

   The following is a summary of stock option activity:

                                                  1993 STOCK OPTION PLAN            DIRECTORS PLAN
                                                --------------------------   ------------------------------
                                                              WEIGHTED-AVG.                   WEIGHTED-AVG.
                                                 OPTIONS        PRICE ($)        OPTIONS        PRICE ($)
                                                ---------     ------------    ------------    -------------
Balance at December 31, 1994..............      1,230,612            1.76           50,000       7.50
                                                ---------                          -------
  Granted.................................        477,250            6.54          140,000       4.91
  Exercised...............................       (155,088)           1.54           (2,500)      7.50
  Canceled................................        (74,978)           3.66          (37,500)      7.07
                                                ---------                          -------
Balance at December 31, 1995..............      1,477,796            3.23          150,000       5.19
                                                ---------                          -------
  Granted.................................        784,349            4.92           20,000       6.25
  Exercised...............................       (250,676)           0.85              --          --
  Canceled................................       (278,204)           5.80          (30,000)      3.63
                                                ---------                          -------
Balance at December 31, 1996..............      1,733,265            3.94          140,000       5.68
                                                ---------                          -------
  Granted.................................        755,943            6.55           25,000       6.88
  Exercised...............................       (197,065)           2.39               --         --
  Canceled................................       (192,237)           5.08               --         --
                                                ---------                          -------
Balance at December 31, 1997..............      2,099,906            4.91          165,000       5.86
                                                =========                          =======
Exercisable at December 31, 1995..........        645,065            2.15            5,000       7.50
Exercisable at December 31, 1996..........        774,465            2.94           35,000       5.86
Exercisable at December 31, 1997..........      1,059,727            4.02           70,000       5.77


   At December 31, 1997, 1,163,837 and 222,500 options were available for future grant under the 1993 Stock Option Plan and Directors Plan, respectively. The exercise price of options outstanding under the 1993 Stock Option Plan and Directors' Plan at December 31, 1997 range from $0.18 to $9.88 and $3.63 to $7.50, respectively. The weighted average contractual life of options outstanding at December 31, 1997 was nine years for both the 1993 Stock Option Plan and Directors Plan.

   The weighted average fair value of options granted in 1995, 1996 and 1997 was $4.78, $3.45 and $4.90, respectively, under the 1993 Stock Option Plan. The weighted average fair value of options granted in 1995, 1996 and 1997 was $3.70, $4.30 and $5.28, respectively, under the Directors' Plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995, 1996 and 1997, respectively: risk-free interest rates of 6.5 percent for all years; no expected dividend yields for all years; expected lives of 6 years for all years and expected volatility of 82, 72 and 85 percent.

                               GENEMEDICINE, INC.
               (A Delaware Corporation in the Development Stage)
                   NOTES TO FINANCIAL STATEMENTS-(Continued)

   The weighted average fair value of purchase rights granted in 1995, 1996 and 1997 was $1.33, $1.37 and $3.20, respectively, under the Employee Stock Purchase Plan. The fair value of employee purchase rights was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 1995, 1996 and 1997, respectively: risk-free interest rates of 5.8, 5.6 and 5.8 percent; no expected dividend yields for all years; expected lives of 1.5 years for all years and expected volatility of 77, 72 and 72 percent.

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

   As of December 31, 1997, the Company has generated net operating loss ("NOL") carryforwards of approximately $39 million and research and development credits of approximately $1.2 million available to reduce future income taxes. These carryforwards begin to expire in 2007. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. The Company's ability to utilize its current and future NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because Federal tax regulations limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for federal income tax purposes. As the Company has had cumulative losses and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax asset at December 31, 1997 and 1996. The valuation allowance increased $4,443,779 and $3,834,402 for the years ended December 31, 1997 and 1996, respectively, primarily due to the Company's losses. The components of the Company's deferred tax assets are as follows:

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                     1996           1997
                                                                -----------    ------------
Net operating loss carryforwards..............................  $  9,714,245   $ 13,487,189
Research and development tax credits..........................       645,000      1,172,825
Capitalized start-up costs....................................       363,735        205,014
Technology license............................................       298,168        278,223
Tax basis of equipment, furniture and leasehold improvements..        97,498        123,720
Contract revenue..............................................       652,790        975,734
Other.........................................................        27,490             --
                                                                ------------   ------------
    Total deferred tax assets.................................    11,798,926     16,242,705
Less valuation allowance......................................   (11,798,926)   (16,242,705)
                                                                ------------   ------------
    Net deferred tax assets...................................  $         --   $         --
                                                                ============   ============

                               GENEMEDICINE, INC.
               (A Delaware Corporation in the Development Stage)
                   NOTES TO FINANCIAL STATEMENTS-(Continued)

9. COLLABORATIVE, LICENSE AND RESEARCH AGREEMENTS:

   Effective February 1995, the Company and Corange International Ltd., the parent company of the Boehringer Mannheim entered into a multi-year alliance agreement to develop gene therapy products to treat selected cancer indications. Under the terms of the agreement, Boehringer Mannheim has agreed to fund $25 million, plus certain amounts for achievement of milestones, for research and development at the Company, with payments to the Company of $5 million per year, plus milestones, for five years. Research and development funding of $4.6, $5.0 and $5.5 million, including a $0.5 million milestone payment in 1997, were received in 1995, 1996 and 1997, respectively. Because the Company may be obligated, upon certain circumstances, to conduct research and development in an amount not to exceed $5 million at the end of the five-year agreement, the Company has recognized contract revenue at 80 percent of research funding. In addition, Boehringer Mannheim has agreed to invest $20 million in the common equity of the Company at $4 million per year. The first four $4 million equity investments were made in July 1995, February 1996, February 1997 and February 1998 in which 444,444, 418,629, 533,333 and 533,333 common shares were issued at $9.00, $9.56, $7.50 and $7.50 per share, respectively. The price per share for common equity investments by Boehringer Mannheim for the years 1996 through 1999 is based upon the 15 consecutive trading days immediately preceding February 1 for each year, with the purchase in 1996 at a 20 percent premium. In no case shall the purchase price be less than $7.50 per share. All payments to the Company beginning in 1997 are subject to the achievement of certain milestones. The Company also granted Boehringer Mannheim a three-year option to expand the collaboration to include additional cancer indications.

   In April 1994, the Company entered into a collaborative agreement with Syntex (U.S.A.) Inc., now a subsidiary of Roche Holding Ltd. to develop gene medicines for certain inflammatory and immunological disorders. The collaborative agreement ended in accordance with its terms in April 1997. Upon execution of the collaborative agreement, Syntex Corporation purchased 3,750,000 shares of the Company's Preferred Series B Stock and a warrant to purchase 1,071,428 shares of the Company's Common Stock. Refer to Note 6.

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

   The Company has entered into several sponsored research agreements with a number of research institutes. During 1995, 1996 and 1997, the Company paid $1,340,000, $1,442,100 and $1,055,000 respectively, pursuant to these agreements and has committed to pay an additional $446,000 and $148,000 in 1998 and 1999, respectively under these research agreements.

   In addition, the Company has entered into other licensing agreements with various universities and research organizations. Under the terms of these agreements, the Company has received exclusive and nonexclusive licenses to technology or technology claimed, in certain patents or patent applications. The Company is required to make payments of nonrefundable license fees and royalties on future sales of products employing the technology. In 1995, 1996 and 1997, the Company paid license fees of $250,000, $362,000 and $238,000, respectively, under these agreements, which have been recorded as a research and development expense. To retain these licenses in future years the Company has

                               GENEMEDICINE, INC.
               (A Delaware Corporation in the Development Stage)
                   NOTES TO FINANCIAL STATEMENTS-(Continued)

committed to pay approximately $120,000 through 1998.

10. CONSULTING AND RELATED AGREEMENTS:

    In 1995, in connection with the execution of the Boehringer Mannheim alliance agreement, the Company paid a fee of $350,000 to a former chairman and stockholder of the Company pursuant to a finder's agreement.

    The Company has entered into consulting agreements with certain individuals to assist its clinical and research and development efforts. Pursuant to these agreements, the Company paid $494,000, $447,000 and $384,000 in 1995, 1996 and
1997, respectively. The fees are recorded as research and development expense as incurred. In 1996, the Company paid a director of the Company $20,300 under a consulting agreement.

11. COMMITMENTS:

    The Company has entered into employment agreements with its chief executive and other key employees which have initial expiration dates ranging from 1996 to 1999. The agreements are thereafter automatically renewed for successive twelve-month terms, unless terminated by the Company or employee. Such agreements provide that, in the case of termination without cause, the employees are entitled to payments ranging from 25 percent to 85 percent of their annual salaries. The aggregate amount charged to expense during 1995, 1996 and 1997 pursuant to these agreements totaled $848,000, $872,000 and $821,000, respectively.

    On October 29, 1993, the Company entered into an agreement to lease building facilities from a real estate company. This operating lease commenced in January 1995 and continues for a lease term of 10 years. The obligations under this lease along with other operating leases are as follows:

1998...........................  $855,000
1999...........................   854,000
2000...........................   906,000
2001...........................   906,000
2002...........................   906,000
2003...........................   906,000
2004...........................   906,000
