Form 10-Q
period 1998-03-31
GENEMEDICINE INC
filed 1998-05-12
CIK 907111

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



       For the quarterly period ended March 31, 1998



                                    or



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

  As of May 11, 1998, there were outstanding 14,515,466 and 3,750,000 shares of Common Stock and Series B Preferred Stock, par value $.001, respectively, of the registrant.

                              GENEMEDICINE, INC.
               (A Delaware Corporation in the Development Stage)

                                   FORM 10-Q

                               TABLE OF CONTENTS





                                                                        PAGE NO.
                                                                       ---------



  COVER PAGE                                                                  1
  TABLE OF CONTENTS                                                           2

  PART I. FINANCIAL INFORMATION

       ITEM 1.   Financial Statements

       Balance Sheets as of March 31, 1998 and December 31, 1997              3

       Statements of Operations for the three months ended March 31, 1998 and March 31, 1997, and for the period from inception (January 2,
       1992) through March 31, 1998                                           4

       Statements of Cash Flows for the three months ended March 31, 1998 and March 31, 1997, and for the period from inception (January 2,
       1992) through March 31, 1998                                           5

       Notes to Financial Statements                                          6

       ITEM 2.

       Management's Discussion and Analysis of Financial Condition and Results
       of Operations                                                          7

  PART II.  OTHER INFORMATION                                                 9

  SIGNATURES                                                                 10

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                                BALANCE SHEETS

                                                                                      MARCH 31,        DECEMBER 31,
                                                                                        1998               1997
                                                                                    ------------       ------------
                                 ASSETS                                             (UNAUDITED)
                                 ------
Current Assets:
   Cash and cash equivalents...............................................         $    124,237       $    873,180
   Short-term investments..................................................           24,698,996         23,708,845
   Prepaid expenses and other..............................................              164,489            175,128
                                                                                    ------------       ------------
     Total current assets..................................................           24,987,722         24,757,153
                                                                                    ------------       ------------

Equipment, furniture and leasehold improvements, net.......................            3,166,076          3,220,987
Deposits and other assets..................................................                9,195              9,195
                                                                                    ------------       ------------
Total Assets...............................................................         $ 28,162,993       $ 27,987,335
                                                                                    ============       ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current Liabilities:
   Accounts payable and accrued liabilities................................         $    734,548       $  1,454,986
   Deferred grant revenue..................................................                    -             89,737
   Current portion of capital lease obligations............................              275,956            270,166
                                                                                    ------------       ------------
         Total current liabilities.........................................            1,010,504          1,814,889
                                                                                    ------------       ------------
Long-term Liabilities:
   Deferred contract revenue...............................................            3,169,970          2,919,970
   Capital lease obligations, net of current portion.......................                    -             54,814
                                                                                    ------------       ------------
         Total long-term liabilities.......................................            3,169,970          2,974,784
                                                                                    ------------       ------------
Commitments

Stockholders' Equity:
   Convertible preferred stock, $.001 par value; 20,000,000 shares
     authorized; 3,750,000 issued and outstanding..........................                3,750              3,750
   Common stock, $.001 par value; 40,000,000 shares authorized;
     14,514,077 and 13,911,422 shares issued and outstanding...............               14,514             13,911
   Additional paid-in capital..............................................           74,124,059         70,097,651
   Deferred compensation...................................................              (28,173)           (56,348)
   Deficit accumulated during the development stage........................          (50,131,631)       (46,861,302)
                                                                                    ------------       ------------
     Total stockholders' equity............................................           23,982,519         23,197,662
                                                                                    ------------       ------------
Total Liabilities and Stockholders' Equity.................................         $ 28,162,993       $ 27,987,335
                                                                                    ============       ============



  The accompanying notes are an integral part of these financial statements.

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                           STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                   Inception
                                          Three Months Ended   (January 2, 1992)
                                               March 31,            through
                                          -------------------       March 31,
                                          1998           1997         1998
                                          ----           ----         ----
Revenues and other income:
  Contract revenue.................   $  1,022,500   $  1,500,000  $ 13,202,500
  Research and development
    grant revenue..................         89,738        240,000     1,616,135
  Interest income..................        351,916        430,946         6,049
                                      ------------   ------------  ------------
                                         1,464,154      2,170,946        20,868

Expenses:
  Research and development.........      3,730,450      3,279,329        53,218
  General and administrative.......        995,220      1,004,516        17,277
  Interest expense.................          8,807         19,839           504
                                      ------------   ------------  ------------
Total expenses.....................      4,734,477      4,303,684        71,000
                                      ------------   ------------  ------------
Net loss...........................   $ (3,270,323)  $ (2,132,738) $(50,131,625)
                                      ============   ============  ============
Basic and diluted loss per share...   $      (0.23)  $      (0.16)
Shares used in computing basic
  and diluted loss per share.......     14,306,044     13,462,240


  The accompanying notes are an integral part of these financial statements.

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED             INCEPTION
                                                                                     MARCH 31,            (JANUARY 2, 1992)
                                                                              ---------------------            THROUGH
                                                                              1998             1997         MARCH 31, 1998
                                                                              ----             ----         --------------
Cash flows used in operating activities:
  Net loss............................................................ $    (3,270,323)  $   (2,132,738)   $   (50,131,625)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization......................................         267,219          221,026          3,045,196
   Issuance of convertible debt for noncash consideration.............               -                -            905,000
   Issuance of stock for noncash consideration........................               -                -            107,644
   Compensation expense related to stock plans........................          28,175           96,840          1,749,535
   Loss on equipment retirements......................................               -                -              7,565
   Changes in assets and liabilities:
     Decrease (increase) in prepaid expenses and other assets.........          10,634         (529,541)          (170,561)
     Increase (decrease) in accounts payable and accrued liabilities..        (720,438)        (194,540)           734,548
     Increase in deferred revenue and deferred contract revenue.......         160,262          110,000          3,169,970
                                                                       ---------------   --------------    ---------------
       Net cash used in operating activities..........................      (3,524,471)      (2,428,953)       (40,582,728)
                                                                       ---------------   --------------    ---------------
Cash flows used in investing activities:
   Purchase of equipment, furniture and leasehold improvements........        (212,308)        (686,799)        (6,221,966)
   Net sales (purchases) of short-term investments....................        (990,151)        (896,048)       (24,698,996)
                                                                       ---------------   --------------    ---------------
       Net cash (used in) provided by investing activities............      (1,202,459)      (1,582,847)       (30,920,962)
                                                                       ---------------   --------------    ---------------
Cash flows from financing activities:
   Proceeds from notes payable and capital lease obligations..........               -                -          2,030,823
   Repayment of notes payable and capital lease obligations...........         (49,024)         (83,374)        (1,623,867)
   Advance on line of credit..........................................               -                -            750,000
   Proceeds from issuance of preferred stock, net.....................               -                -         22,264,465
   Proceeds from issuance of common stock, net........................       4,027,011        4,144,203         48,206,506
                                                                       ---------------   --------------    ---------------
       Net cash provided by financing activities......................       3,977,987        4,060,829         71,627,927
                                                                       ---------------   --------------    ---------------
                                                                              (748,943)          49,029            124,237
Cash and cash equivalents, beginning of period........................         873,180        2,145,404                  -
                                                                       ---------------   --------------    ---------------
Cash and cash equivalents, end of period.............................. $       124,237   $    2,194,433    $       124,237
                                                                       ===============   ==============    ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest........................... $        8,807    $       19,839    $       500,992
Supplemental schedule of noncash financing activity:
   Conversion of debt to preferred and common stock................... $            -    $            -    $     1,786,000


  The accompanying notes are an integral part of these financial statements.

                              GENEMEDICINE, INC.
              (A Delaware Corporation  in the Development Stage)
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1998
                                  (unaudited)


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

     The accompanying interim financial statements are unaudited and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Results for interim periods are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998. These financial statements should be read in conjunction with the Company's audited financial statements included with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. For the period from inception (January 2, 1992) through March 31, 1998, the only component of comprehensive income for the Company is net income. Adopting Statement No. 130 had no effect on the Company's financial position or results of operation.

                               GENEMEDICINE, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, the early stage of GeneMedicine, Inc.'s development and technological uncertainty, dependence on collaborative partners and licenses, the failure of existing or future partnerships to be successful, future capital needs and uncertainty of additional funding, uncertainty of patent protection, uncertainty of government regulatory requirements, level of competition and rapid technological change, as well as those set forth in this section and in the section entitled "Risk Factors" and elsewhere in the Company's Form 10-K for the year ended December 31, 1997.

  Since its inception in January 1992, GeneMedicine has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and to date has not received any revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. The Company expects to incur substantial losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. At March 31, 1998, the Company's accumulated deficit was approximately $50.1 million.

RESULTS OF OPERATIONS

  Revenues and other income of $1.5 million were recorded for the quarter ended March 31, 1998. Such revenues consisted of contract revenue of $1.0 million, research and development grant revenue of $0.1 million and interest income of $0.4 million. This compares with revenues of $2.2 million for the quarter ended March 31, 1997, which consisted of contract revenue of $1.5 million, research and development grant revenue of $0.3 million and interest income of $0.4 million. Contract revenues in each respective quarter primarily resulted from a corporate partnership with certain Boehringer Mannheim subsidiaries ("Boehringer Mannheim") of Corange International Ltd. ("Corange"), which was acquired by Roche Holding Ltd. in March 1998, to develop certain non-viral gene medicines to treat selected cancer indications. The decrease in contract revenue for the first quarter of 1998 compared to the same period in 1997 was due to the recognition in 1997 of a $0.5 million milestone payment from Boehringer Mannheim for achieving clearance from the U.S. Food and Drug Administration to commence a Phase I clinical trial using the Company's IL-2 Gene Medicine, which GeneMedicine is developing for the treatment of head and neck cancer.

  The Company's research and development expenses for the quarter ended March 31, 1998 were $3.7 million, compared to $3.3 million for the first quarter of 1997. The increase in research and development expenses was generally due to the expansion of the Company's research and development activities, staffing increases and the related salary and benefit costs as well as additional laboratory supplies and other support costs. The expansion of research and development activities resulted primarily from the Company's continued expansion of research in the field of cancer. The Company anticipates that expenditures will increase over the next several years as it expands its research and product development efforts.

  General and administrative expenses remained relatively unchanged at $1.0 million for the quarter ended March 31, 1998 compared to the same period in 1997.

  Net loss per share for the three months ended March 31, 1998 was $0.23 compared to a net loss per share of $0.16 for the same period in 1997. The increase in the Company's net loss per share was primarily the result of decreased contract revenue and increased research and development expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has financed its operations primarily through private and public sales of its equity securities, interest income on invested funds and revenues from corporate alliances. Through March 31, 1998, the Company had received approximately $70.5 million in net proceeds from sales of its equity securities. At March 31, 1998, the Company had working capital of $24.0 million and cash, cash equivalents and short-term investments of $24.8 million. In addition, in April 1998 the Company received a $1.25 million, quarterly scheduled, contract research payment from Boehringer Mannheim.

  The Company expects its cash requirements to increase significantly in future periods. The Company will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of its potential products and to market with its partners any products that are developed. In addition, the Company currently plans to manufacture clinical scale quantities of its products, which will require the Company to expend substantial additional capital. The Company's future capital requirements will depend on many factors, including the ability to maintain existing and establish additional corporate partnerships, continued scientific progress in its research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing, and scale-up and effective commercialization activities and arrangements. Based on its current plans, the Company believes that its available cash, including proceeds from projected interest income and anticipated funding from its corporate alliance with Boehringer Mannheim, will enable the Company to maintain its current and planned operations into the first quarter of 2000. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time. The Company intends to seek additional funding through public or private financing, research and development arrangements with potential corporate partners, or from other sources. There can be no assurance that additional financing will be available on favorable terms, if at all. In the event that adequate funding is not available, the Company may be required to delay, reduce or eliminate one or more of its research or development programs or obtain funds through arrangements with corporate collaborators or others that may require the Company to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise seek. Insufficient financing may also require the Company to relinquish rights to certain of its technologies that the Company would otherwise develop or commercialize itself.

  The Company's business is subject to significant risks, including, without limitation, uncertainties associated with the length and expense of the regulatory approval process, uncertainty associated with obtaining and enforcing patents and risks associated with dependence on corporate partners. Although the Company's products may appear promising at an early stage of development, they may not be successfully commercialized for a number of reasons, such as the possibility that the potential products will be determined to be ineffective during clinical trials, fail to receive necessary approvals, be uneconomical to manufacture or market, or be precluded from commercialization by proprietary rights of third parties. In addition, the failure by the Company to obtain patent protection for its products may make certain of its products commercially unattractive. There can be no assurance that any collaboration will be continued or result in successful commercialized products.

                              GENEMEDICINE, INC.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds
         In February 1998, the Company issued 533,333 shares of Common Stock, at a price per share of $7.50, to Corange, the parent company of Boehringer Mannheim pursuant to the Company's corporate partnership with Boehringer Mannheim. The Company issued such shares in reliance on the exemption provided by section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit Number        Description
              --------------        -----------

                 10.4       1994 Non-Employee Directors' Stock Option Plan, as
                              amended
                 10.12      Employment Agreement between Registrant and Eric
                              Tomlinson dated January 1, 1998
                 10.22      First Amendment to the Change of Control Severance
                              Plan dated February 1, 1998
                 10.23      Amendment Agreement to Preferred Share Rights Plan
                              dated January 31, 1998
                 27         Financial Data Schedule



         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                               GENEMEDICINE, INC.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GENEMEDICINE, INC.



Date:  5/11/1998              By: John M. Dodson
     -----------                  ---------------------------
                                  John M. Dodson
                                  Director, Finance & Accounting
                                  (on behalf of the Registrant and as the
                                   Registrant's Chief Accounting Officer)