Form 10-Q
period 1998-06-30
GENEMEDICINE INC
filed 1998-07-27
CIK 907111

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

                                    or

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

  As of July 23, 1998, there were outstanding 14,579,374 and 3,750,000 shares of Common Stock and Series B Preferred Stock, par value $.001, respectively, of the registrant.

                               GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                                   FORM 10-Q

                               TABLE OF CONTENTS





                                                                     PAGE NO.
                                                                    ---------



  COVER PAGE...........................................................  1
  TABLE OF CONTENTS....................................................  2

  PART I. FINANCIAL INFORMATION


       ITEM 1.   Financial Statements

       Balance Sheets as of June 30, 1998 and December 31, 1997........  3

       Statements of Operations for the three and six months ended
       June 30, 1998 and June 30, 1997, and for the period from
       inception (January 2, 1992) through June 30, 1998...............  4

       Statements of Cash Flows for the six months ended
       June 30, 1998 and June 30, 1997, and for the period from
       inception (January 2, 1992) through June 30, 1998...............  5

       Notes to Financial Statements...................................  6


       ITEM 2.

       Management's Discussion and Analysis of Financial Condition
       and Results of Operations.......................................  7


  PART II.  OTHER INFORMATION.......................................... 10

  SIGNATURES........................................................... 11

                                                        GENEMEDICINE, INC.
                                         (A Delaware Corporation in the Development Stage)
                                                          BALANCE SHEETS

                                                                              JUNE 30,       DECEMBER 31,
                                                                               1998             1997
                                                                           -------------    -------------
                              ASSETS                                        (unaudited)
                              ------
Current Assets:
     Cash and cash equivalents.............................................$     890,778    $     873,180
     Short-term investments................................................   20,783,329       23,708,845
     Prepaid expenses and other............................................      147,723          175,128

         Total current assets..............................................   21,821,830       24,757,153

Equipment, furniture and leasehold improvements, net.......................    2,953,871        3,220,987
Deposits and other assets..................................................        9,195            9,195
                                                                           -------------    -------------
Total Assets...............................................................$  24,784,896    $  27,987,335
                                                                           =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current Liabilities:
     Accounts payable and accrued liabilities..............................$     800,319        1,454,986
     Deferred grant revenue................................................            -           89,737
     Current portion of capital lease obligations..........................      225,544          270,166
                                                                           -------------    -------------
         Total current liabilities.........................................    1,025,863        1,814,889
                                                                           -------------    -------------
Long-term Liabilities:
     Deferred contract revenue.............................................    3,419,970        2,919,970
     Capital lease obligations, net of current portion.....................            -           54,814
                                                                           -------------    -------------
         Total long-term liabilities.......................................    3,419,970        2,974,784
                                                                           -------------    -------------
Commitments

Stockholders' Equity:
     Convertible preferred stock, $.001 par value; 20,000,000 shares
         authorized; 3,750,000 issued and outstanding......................        3,750            3,750
     Common stock, $.001 par value; 40,000,000 shares authorized;
         14,574,915 and 13,911,422 shares issued and outstanding...........       14,575           13,911
     Additional paid-in capital............................................   74,258,855       70,097,651
     Deferred compensation.................................................            -          (56,348)
     Deficit accumulated during the development stage......................  (53,938,117)     (46,861,302)
                                                                           -------------    -------------
         Total stockholders' equity........................................   20,339,063       23,197,662
                                                                           -------------    -------------
Total Liabilities and Stockholders' Equity.................................$  24,784,896    $  27,987,335
                                                                           =============    =============


                           The  accompanying  notes are an integral part of these financial statements.

                                                           Page 3 of 11

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                  INCEPTION
                                           THREE MONTHS ENDED             SIX MONTHS ENDED     (JANUARY 2, 1992)
                                                 JUNE 30,                     JUNE 30,             THROUGH
                                      ---------------------------   ---------------------------    JUNE 30,
                                          1998           1997           1998           1997          1998
                                      ------------   ------------   ------------   ------------  -------------
Revenues:
  Contract revenue....................$  1,000,000   $  1,000,000   $  2,022,500   $  2,500,000  $  14,202,500
  Research and development
    grant revenue.....................     129,443        149,000        219,181        389,000      1,745,578
  Interest income.....................     329,003        435,463        680,919        866,409      6,378,990
                                      ------------   ------------   ------------   ------------  -------------
    Total revenues....................   1,458,446      1,584,463      2,922,600      3,755,409     22,327,068

Expenses:
  Research and development............   3,991,145      3,488,969      7,721,595      6,768,298     57,209,343
  General and administrative..........   1,267,093      1,187,237      2,262,313      2,191,753     18,544,279
  Interest expense....................       6,700         16,953         15,507         36,792        511,563
                                      ------------   ------------   ------------   ------------  -------------
    Total expenses....................   5,264,938      4,693,159      9,999,415      8,996,843     76,265,185
                                      ------------   ------------   ------------   ------------  -------------
Net loss..............................$ (3,806,492)  $ (3,108,696)  $ (7,076,815)  $ (5,241,434) $ (53,938,117)
                                      ============   ============   ============   ============  =============

Loss per share........................$       (0.2)  $       (0.2)  $       (0.4)  $      (0.39)
                                      ============   ============   ============   ============
Shares used in computing
  loss per share......................  14,520,094     13,702,578     14,413,660     13,583,073
                                      ============   ============   ============   ============


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

                                                           Page 4 of 11



                                                        GENEMEDICINE, INC.
                                         (A Delaware Corporation in the Development Stage)
                                                     STATEMENTS OF CASH FLOWS
                                                            (unaudited)



                                                                            Six Months Ended            Inception
                                                                                June 30,             (January 2, 1992)
                                                                      ---------------------------        through
                                                                           1998           1997         June 30, 1997
                                                                      -------------   ------------   ----------------
Cash flows used in operating activities:
    Net loss..........................................................$  (7,076,815)  $ (5,241,434)    $  (53,938,117)
    Adjustments to reconcile net loss to net cash used
      by operating activities:
      Depreciation and amortization...................................      544,024        469,506          3,322,001
      Issuance of convertible debt for noncash consideration..........            -              -            905,000
      Issuance of stock for noncash consideration.....................            -              -            107,644
      Compensation expense related to stock plans.....................       56,348        194,638          1,777,708
      Loss on equipment retirements...................................            -              -              7,565
      Changes in assets and liabilities:
        Decrease (increase) in prepaid expenses and other assets......       27,405        (69,360)          (153,790)
        Increase (decrease) in accounts payable and accrued liabilities    (654,667)      (593,599)           800,319
        Increase in deferred revenue and deferred contract revenue....      410,263        580,000          3,419,971
                                                                      -------------   ------------   ----------------
          Net cash used in operating activities.......................   (6,693,442)    (4,660,249)       (43,751,699)
                                                                      -------------   ------------   ----------------
Cash flows used in investing activities:
    Purchase of equipment, furniture and leasehold improvements.......     (276,908)      (964,545)        (6,286,566)
    Net sales (purchases) of short-term investments...................    2,925,516      3,883,330        (20,783,329)
                                                                      -------------   ------------   ----------------
          Net cash used in investing activities.......................    2,648,608      2,918,785        (27,069,895)
                                                                      -------------   ------------   ----------------
Cash flows from financing activities:
    Proceeds from notes payable and capital lease obligations.........            -              -          2,030,823
    Repayment of notes payable and capital lease obligations..........      (99,436)      (170,123)        (1,674,279)
    Advance on line of credit.........................................            -              -            750,000
    Proceeds from issuance of preferred stock, net....................            -              -         22,264,465
    Proceeds from issuance of common stock, net.......................    4,161,868      4,485,742         48,341,363
                                                                      -------------   ------------   ----------------
          Net cash provided by financing activities...................    4,062,432      4,315,619         71,712,372
                                                                      -------------   ------------   ----------------
Net increase in cash and cash equivalents.............................       17,598      2,574,155            890,778
Cash and cash equivalents, beginning of period........................      873,180      2,145,404                  -
                                                                      -------------   ------------   ----------------
Cash and cash equivalents, end of period..............................$     890,778   $  4,719,559   $        890,778
                                                                      =============   ============   ================
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest..........................$      15,507   $     36,792   $        448,560
    Issuance of convertible debt for technology.......................$           -   $          -   $        905,000
    Conversion of debt to preferred and common stock..................$           -   $          -   $      1,786,000


The  accompanying  notes  are an  integral  part of  these financial statements.

                               GENEMEDICINE, INC.
               (A Delaware Corporation  in the Development Stage)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (unaudited)




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

     Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. For the period from inception (January 2, 1992) through June 30, 1998, the only component of comprehensive income for the Company is net income. Adopting Statement No. 130 had no effect on the Company's financial position or results of operation.

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

  Since its inception in January 1992, GeneMedicine has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and to date has not received any revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. The Company expects to incur substantial losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. At June 30, 1998, the Company's accumulated deficit was approximately $53.9 million.


RESULTS OF OPERATIONS

  Revenues of $1.5 million and $2.9 million were recorded for the three and six months ended June 30, 1998, respectively, which consisted primarily of contract revenue of $1.0 million and $2.0 million, and interest income of $0.3 million and $0.7 million, respectively. These results compare with revenues of $1.6 million and $3.8 million for the three and six months ended June 30, 1997, respectively, which consisted primarily of contract revenue of $1.0 million and $2.5 million, and interest income of $0.4 million and $0.9 million, respectively. Contract revenues in each respective period primarily resulted from a corporate partnership with certain Boehringer Mannheim subsidiaries ("Boehringer Mannheim") of Corange International Ltd. ("Corange"), which was acquired by Roche Holding Ltd. in March 1998, to develop certain non-viral gene medicines to treat selected cancer indications. The decrease in contract revenue for the first six months of 1998 compared to the same period in 1997 was due to the recognition in 1997 of a $0.5 million milestone payment from Boehringer Mannheim for achieving clearance from the U.S. Food and Drug Administration to commence a Phase I clinical trial using the Company's IL-2 Gene Medicine, which GeneMedicine is developing for the treatment of head and neck cancer.

  The Company's research and development expenses for the quarter ended June 30, 1998 were $4.0 million, compared to $3.5 million for the second quarter of 1997. For the six months ended June 30, 1998, research and development expenses increased to $7.7 million from $6.8 million for the same period in 1997. These increases were generally due to the expansion of the Company's research and development activities, resulting in staffing increases and the related salary and benefit costs, as well as additional laboratory supplies and other support costs. The expansion of the Company's research and development activities has been driven primarily by the progression of research in the field of genetic vaccines and clinical development efforts in the field of cancer. The Company anticipates that research and development expenditures will increase over the next several years as it continues to expand its research and product development efforts.

  General and administrative expenses marginally increased to $1.3 million and $2.3 million for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997.

  Losses per share for the three and six months ended June 30, 1998 were $0.26 and $0.49, respectively, as compared to losses per share of $0.23 and $0.39 for the same periods in 1997. The increases in the Company's net loss per share for the three and six months ended June 30, 1998 was primarily the result of decreased contract revenue and increased research and development expenses as described above.


LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has financed its operations primarily through private and public sales of its equity securities, interest income on invested funds and revenues from corporate alliances. Through June 30, 1998, the Company had received approximately $70.6 million in net proceeds from sales of its equity securities. At June 30, 1998, the Company had working capital of $20.8 million and cash, cash equivalents and short-term investments of $21.7 million. In addition, in July 1998 the Company received a $1.25 million, quarterly scheduled, contract research payment from Boehringer Mannheim.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         (a) The Annual Meeting of Stockholders of GeneMedicine, inc. was held on June 11, 1998.
         (b) The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

          Proposal 1
          To elect two directors to serve until the 2001 Annual Meeting of Stockholders and until their successors are elected.

                                 For       Against
                                 ---       -------
          Edward L. Cahill    11,357,136    41,964
          Arthur M. Pappas    11,356,261    42,839


          The following individuals term of office as a director continued after the meeting: David F.J. Leathers, Eric Tomlinson, D.Sc., Ph.D., Stanley T. Crooke, M.D., Ph. D., and Bert W. O'Malley, M.D.


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K
         (a)   Exhibit Number              Description
               --------------              -----------
                   10.12 Amended and Restated Employment Agreement between Registrant and Eric Tomlinson dated June 11, 1998

                   10.13 Secured Promissory Note between Registrant and Eric Tomlinson dated April 8, 1998

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



Date: 7/24/1998                     By:/s/ John M. Dodson
      ---------                        -----------------------------------
                                       John M. Dodson
                                       Director, Finance & Accounting
                                       (on behalf of the Registrant and as the
                                       Registrant's Chief Accounting Officer)