Form 10-Q
period 1998-09-30
GENEMEDICINE INC
filed 1998-11-06
CIK 907111

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

                                    or

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

  As of November 5, 1998, there were outstanding 14,579,376 and 3,750,000 shares of Common Stock and Series B Preferred Stock, par value $.001, respectively, of the registrant.

                              GENEMEDICINE, INC.
               (A Delaware Corporation in the Development Stage)

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                               PAGE NO.
                                                                                               --------
  COVER PAGE.....................................................................................  1
  TABLE OF CONTENTS..............................................................................  2

  PART I. FINANCIAL INFORMATION

       ITEM 1.   Financial Statements

       Balance Sheets as of September 30, 1998 and December 31, 1997.............................  3

       Statements of Operations for the three and nine months ended September 30, 1998 and
       September 30, 1997, and for the period from inception (January 2, 1992)
       through September 30, 1998................................................................  4

       Statements of Cash Flows for the nine months ended September 30, 1998 and
       September 30, 1997, and for the period from inception (January 2, 1992)
       through September 30, 1998................................................................  5

       Notes to Financial Statements.............................................................  6

       ITEM 2.

       Management's Discussion and Analysis of Financial Condition and Results of
       Operations................................................................................  8

  PART II.  OTHER INFORMATION.................................................................... 11

  SIGNATURES..................................................................................... 12


                              GENEMEDICINE, INC.
               (A Delaware Corporation in the Development Stage)
                                BALANCE SHEETS


                                                                        September 30,      December 31,
                                                                            1998               1997
                                                                        -------------      ------------
                                 ASSETS                                  (unaudited)
Current Assets:
      Cash and cash equivalents........................................ $  1,201,190       $    873,180
      Short-term investments...........................................   17,218,089         23,708,845
      Prepaid expenses and other.......................................      242,307            175,128
                                                                        ------------       ------------
         Total current assets..........................................   18,661,586         24,757,153
                                                                        ------------       ------------
Equipment, furniture and leasehold improvements, net...................    2,777,353          3,220,987
Deposits and other assets..............................................        3,707              9,195
                                                                        ------------       ------------

Total Assets........................................................... $ 21,442,646       $ 27,987,335
                                                                        ============       ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable and accrued liabilities......................... $    957,654       $  1,454,986
      Deferred grant revenue............................................           -             89,737
      Current portion of capital lease obligations......................     108,079            270,166
                                                                        ------------       ------------
         Total current liabilities......................................   1,065,733          1,814,889
                                                                        ------------       ------------
Long-term Liabilities:
      Deferred contract revenue.........................................   3,669,970          2,919,970
      Capital lease obligations, net of current portion.................           -             54,814
                                                                        ------------       ------------
         Total long-term liabilities....................................   3,669,970          2,974,784
                                                                        ------------       ------------
Commitments

Stockholders' Equity:
      Convertible preferred stock, $.001 par value; 20,000,000 shares
         authorized; 3,750,000 issued and outstanding...................       3,750              3,750
      Common stock, $.001 par value; 40,000,000 shares authorized;
         14,579,376 and 13,911,422 shares issued and outstanding........      14,579             13,911
      Additional paid-in capital........................................  74,262,669         70,097,651
      Deferred compensation.............................................           -            (56,348)
      Deficit accumulated during the development stage.................. (57,574,055)       (46,861,302)
                                                                        ------------       ------------
         Total stockholders' equity.....................................  16,706,943         23,197,662
                                                                        ------------       ------------
Total Liabilities and Stockholders' Equity............................. $ 21,442,646       $ 27,987,335
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

                               GENEMEDICINE, INC.
                (A Delaware Corporation in the Development Stage)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                               Inception
                                            Three months ended                 Nine months ended           (January 2, 1992)
                                               September 30,                     September 30,                  through
                                     --------------------------------- -----------------------------------    September 30,
                                           1998             1997             1998               1997              1998
                                     ---------------   --------------   ---------------   ---------------   ----------------
Revenues:
   Contract revenue................. $     1,045,000   $    1,000,000   $     3,067,500   $     3,500,000   $     15,247,500
   Research and development
     grant revenue..................               -          120,000           219,181           509,000          1,745,578
   Interest income..................         286,369          406,143           967,288         1,272,552          6,665,359
                                     ---------------   --------------   ---------------   ---------------   ----------------
     Total revenues.................       1,331,369        1,526,143         4,253,969         5,281,552         23,658,437

Expenses:
   Research and development.........       3,788,791        3,299,805        11,510,386        10,068,103         60,998,134
   General and administrative.......       1,172,758        1,192,736         3,435,071         3,384,489         19,717,037
   Interest expense.................           5,758           13,394            21,265            50,186            517,321
                                     ---------------   --------------   ---------------   ---------------   ----------------
     Total expenses.................       4,967,307        4,505,935        14,966,722        13,502,778         81,232,492
                                     ---------------   --------------   ---------------   ---------------   ----------------
Net loss............................ $    (3,635,938)  $   (2,979,792)  $   (10,712,753)  $    (8,221,226)  $    (57,574,055)
                                     ===============   ==============   ===============   ===============   ================

Loss per share...................... $         (0.25)           (0.22)            (0.74)            (0.60)
                                     ===============   ==============   ===============   ===============
Shares used in computing
   loss per share...................      14,578,666       13,800,544        14,469,110        13,656,360
                                     ===============   ==============   ===============   ===============



  The accompanying notes are an integral part of these financial statements.

                              GENEMEDICINE, INC.
               (A Delaware Corporation in the Development Stage)
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                              Inception
                                                                              Nine months ended           (January 2, 1992)
                                                                                September 30,                  through
                                                                        -------------------------------      September 30,
                                                                             1998              1997              1998
                                                                        --------------   --------------   ----------------
Cash flows from operating activities:
    Net loss............................................................$  (10,712,753)  $   (8,221,226)   $  (57,574,055)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization.....................................       799,702          727,924         3,577,679
      Issuance of convertible debt for noncash consideration............             -                -           905,000
      Issuance of stock for noncash consideration.......................             -                -           107,644
      Compensation expense related to stock plans.......................        56,348          290,866         1,777,708
      Loss on equipment retirements.....................................             -                -             7,565
      Changes in assets and liabilities:
        (Increase) in prepaid expenses and other assets.................       (61,691)        (156,235)         (242,886)
        Increase (decrease) in accounts payable and accrued liabilities.      (497,332)        (432,627)          957,654
        Increase in deferred revenue and deferred contract revenue......       660,263          710,000         3,669,971
                                                                        --------------   --------------    --------------
          Net cash provided by (used in) operating activities...........    (9,755,463)      (7,081,298)      (46,813,720)
                                                                        --------------   --------------    --------------

Cash flows from investing activities:
    Purchase of equipment, furniture and leasehold improvements.........      (356,068)      (1,102,548)       (6,365,726)
    Net sales (purchases) of short-term investments.....................     6,490,756        4,010,769       (17,218,089)
                                                                        --------------   --------------    --------------
          Net cash used in investing activities.........................     6,134,688        2,908,221       (23,583,815)
                                                                        --------------   --------------    --------------

Cash flows from financing activities:
    Proceeds from notes payable and capital lease obligations...........             -                -         2,030,823
    Repayment of notes payable and capital lease obligations............      (216,901)        (289,434)       (1,791,744)
    Advance on line of credit...........................................             -                -           750,000
    Proceeds from issuance of preferred stock, net......................             -                -        22,264,465
    Proceeds from issuance of common stock, net.........................     4,165,686        4,575,466        48,345,181
                                                                        --------------   --------------    --------------
          Net cash provided by financing activities.....................     3,948,785        4,286,032        71,598,725
                                                                        --------------   --------------    --------------
Net increase in cash and cash equivalents...............................       328,010          112,955         1,201,190
Cash and cash equivalents, beginning of period..........................       873,180        2,145,404                 -
                                                                        --------------   --------------    --------------
Cash and cash equivalents, end of period................................$    1,201,190   $    2,258,359    $    1,201,190
                                                                        ==============   ==============    ==============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest............................$       21,265   $       50,186    $      454,318
Supplemental schedule of noncash financing activity:
    Issuance of convertible debt for technology.........................$            -   $            -    $      905,000
    Conversion of debt to preferred and common stock....................$            -   $            -    $    1,786,000


The  accompanying  notes  are an  integral  part of these financial statements.

                               GENEMEDICINE, INC.
               (A DELAWARE CORPORATION  IN THE DEVELOPMENT STAGE)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                  (unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION

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

     The accompanying interim financial statements are unaudited and reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Results for interim periods are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998. These financial statements should be read in conjunction with the Company's audited financial statements included with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in equity. For the period from inception (January 2, 1992) through September 30, 1998, the only component of comprehensive income for the Company is net income. Adopting Statement No. 130 had no effect on the Company's financial position or results of operation.

2.  COLLABORATIVE AGREEMENTS

     Effective February 1995, the Company and Corange International Ltd. ("Corange"), the parent company of Boehringer Mannheim entered into a multi-year alliance agreement to develop gene therapy products to treat selected cancer indications. Under the terms of the agreement, Corange agreed to, among other things, invest $20 million in the common equity of the Company at $4 million per year. The first four $4 million equity investments were made in July 1995, February 1996, February 1997 and February 1998 in which 444,444, 418,629, 533,333 and 533,333 common shares were issued at $9.00, $9.56, $7.50 and $7.50 per share, respectively. In August 1998, the agreement was amended to extend the field of the alliance and the research term of the collaboration. In connection with this amendment, GeneMedicine agreed to forgo the requirement of the equity purchase by Corange due on February 1, 1999, and Corange agreed to pay the Company certain additional research and milestone payments.

3.   SUBSEQUENT EVENTS

     On October 24, 1998, GeneMedicine entered into a definitive merger agreement (the "Merger Agreement") with Megabios Corp. ("Megabios") pursuant to which the Company will become a wholly-owned subsidiary of Megabios in a stock for stock merger (the "Merger") intended to qualify as a tax-free reorganization. Under the terms of the Merger Agreement, which was unanimously approved by the boards of directors of both companies, each share of GeneMedicine Common Stock outstanding at the time of the Merger will be exchanged, at a fixed exchange ratio of 0.571, for newly issued shares of Common Stock of Megabios. This will result in the issuance of approximately 9.1 million additional Megabios shares. In addition, all outstanding employee stock options of GeneMedicine will convert into Megabios options at the same exchange ratio. The proposed transaction will be accounted for as a purchase, and is subject to the approval of the stockholders of both companies and appropriate government agencies, as well as the satisfaction or waiver of customary closing conditions. The transaction is expected to close in the first calendar quarter of 1999.

     Pursuant to its Amended and Restated Certificate of Incorporation, the Company has provided Syntex Corporation written notice of the Company's intention to convert all outstanding shares of its Series B Preferred Stock into 1,071,428 shares of its Common Stock, effective November 10, 1998.

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

     Since its inception in January 1992, GeneMedicine has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and to date has not received any revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. The Company expects to incur substantial losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. At September 30, 1998, the Company's accumulated deficit was approximately $57.6 million.

RESULTS OF OPERATIONS
     Revenues of $1.3 million and $4.3 million were recorded for the three and nine months ended September 30, 1998, respectively, which consisted primarily of contract revenue of $1.0 million and $3.1 million, and interest income of $0.3 million and $1.0 million, respectively. These results compare with revenues of $1.5 million and $5.3 million for the three and nine months ended September 30, 1997, respectively, which consisted primarily of contract revenue of $1.0 million and $3.5 million, and interest income of $0.4 million and $1.3 million, respectively. Contract revenues in each respective period primarily resulted from a corporate partnership with certain Boehringer Mannheim subsidiaries ("Boehringer Mannheim") of Corange International Ltd. ("Corange"), which was acquired by Roche Holding Ltd. in March 1998, to develop non-viral gene medicines using certain genes to treat human cancer indications. The decrease in contract revenue for the first nine months of 1998 compared to the same period in 1997 was due to the recognition in 1997 of a $0.5 million milestone payment from Boehringer Mannheim for achieving clearance from the U.S. Food and Drug Administration to commence a Phase I clinical trial using the Company's IL-2 Gene Medicine, which GeneMedicine is developing for the treatment of head and neck cancer.

     The Company's research and development expenses for the quarter ended September 30, 1998 were $3.8 million, compared to $3.3 million for the third quarter of 1997. For the nine months ended September 30, 1998, research and development expenses increased to $11.5 million from $10.1 million for the same period in 1997. These increases were generally due to the expansion of the Company's research and development activities, resulting in staffing increases and the related salary and benefit costs, as well as additional laboratory supplies and other support costs. The expansion of the Company's research and development activities has been driven primarily by the progression of research in the field of genetic vaccines and clinical development efforts in the field of cancer. The Company anticipates that research and development expenditures will increase over the next several years as it continues to expand its research and product development efforts.

     General and administrative expenses remained relatively unchanged at $1.2 million and $3.4 million for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997.

     Losses per share for the three and nine months ended September 30, 1998 were $0.25 and $0.74, respectively, as compared to losses per share of $0.22 and $0.60 for the same periods in 1997. The increases in the Company's net loss per share for the three and nine months ended September 30, 1998 were primarily the result of decreased contract revenue and increased research and development expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES
     Since its inception, the Company has financed its operations primarily through private and public sales of its equity securities, interest income on invested funds and revenues from corporate alliances. Through September 30, 1998, the Company had received approximately $70.6 million in net proceeds from sales of its equity securities. At September 30, 1998, the Company had working capital of $17.6 million and cash, cash equivalents and short-term investments of $18.4 million. In addition, in October 1998 the Company received a $1.25 million, scheduled contract research payment from Boehringer Mannheim.

     The Company expects its cash requirements to increase significantly in future periods. The Company will require substantial funds to conduct research and development programs, preclinical studies and clinical trials of its potential products and to market with its partners any products that are developed. In addition, the Company currently plans to manufacture clinical scale quantities of its products, which will require the Company to expend substantial additional capital. The Company's future capital requirements will depend on many factors, including the ability to maintain existing and establish additional corporate partnerships, continued scientific progress in its research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological developments, the cost of manufacturing, and scale-up and effective commercialization activities and arrangements. Based on its current plans, the Company believes that its available cash, including proceeds from projected interest income and anticipated funding from its corporate alliance with Boehringer Mannheim, will enable the Company to maintain its current and planned operations into the first quarter of 2000. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time. If the merger with Megabios Corp. described in Note 2 to the Notes to Financial Statements included elsewhere herein is not consummated, the Company intends to seek additional funding through public or private financing, research and development arrangements with potential corporate partners, or from other sources to augment its current cash position. There can be no assurance that additional financing will be available on favorable terms, if at all. In the event that adequate funding is not available, the Company may be required to delay, reduce or eliminate one or more of its research or development programs or obtain funds through arrangements with corporate collaborators or others that may require the Company to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than the Company would otherwise seek. Insufficient financing may also require the Company to relinquish rights to certain of its technologies that the Company would otherwise develop or commercialize itself.
     The Company's business is subject to significant risks, including, without limitation, uncertainties associated with the length and expense of the regulatory approval process, uncertainty associated with obtaining and enforcing patents and risks associated with dependence on corporate partners. Although the Company's products may appear promising at an early stage of development, they may not be successfully commercialized for a number of reasons, such as the possibility that the potential products will be determined to be ineffective during clinical trials, fail to receive necessary approvals, be uneconomical to manufacture or market, or be precluded from commercialization by proprietary rights of third parties. In addition, the failure by the Company to obtain patent protection for its products may make certain of its products commercially unattractive. There can be no assurance that any collaboration will be continued or result in successful commercialized products.

     The Company is currently developing and executing a plan to insure that its system and software infrastructure are Year 2000 compliant. Key financial information and operational systems will be assessed and plans will be developed to address required systems modifications. Given the relatively small size of the Company's systems and the Company's predominantly new hardware, software and operating systems, management does not anticipate any significant delays in becoming Year 2000 compliant. However, the Company is unable to control whether its current and future strategic partners and vendors systems are Year 2000 compliant. At this time management does not believe that Year 2000 changes will have a material impact on the Company's business, financial condition or results of operations.

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



Item 1.   Legal Proceedings
          None


Item 2.   Changes in Securities and Use of Proceeds
          None

Item 3.   Defaults upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          Pursuant to recent changes to the proxy rules, unless a stockholder who wishes to bring a matter before the stockholders at the Company's 1999 annual meeting of stockholders notifies the Company of such matter prior to March 21, 1999, management will have discretionary authority to vote all shares for which it has proxies in opposition to such matter.

Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibit Number         Description
                 --------------         -----------
                    10.24             Management Change of Control Incentive Plan dated July 1, 1998
                   +10.25             Binding Letter Agreement between Registrant and Corange
                                      International Limited dated August 4, 1998
                    27                Financial Data Schedule

          (b)    On July 27, 1998 and August 3, 1998 the Registrant filed a current report on Form 8-K and
          Form 8-K/A, respectively, to report a change in Registrant's certifying accountant.

-----------------
+  Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.


                              GENEMEDICINE, INC.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GENEMEDICINE, INC.



Date: 11/06/1998         By: John M. Dodson
                             ---------------------------------------------------
                             John M. Dodson
                             Director, Finance & Accounting
                            (on behalf of the Registrant and as the Registrant's
                             Chief Accounting Officer)