Form 10-Q/A
period 1998-09-30
GENEMEDICINE INC
filed 1998-11-24
CIK 907111

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A


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

  As of November 5, 1998, there were outstanding 14,579,376 and 3,750,000 shares of Common Stock and Series B Preferred Stock, par value $.001, respectively, of the registrant.
                                     Page 1

                              GENEMEDICINE, INC.
               (A DELAWARE CORPORATION IN THE DEVELOPMENT STAGE)

                                  FORM 10-Q/A

                               TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------

  COVER PAGE................................................................  1
  TABLE OF CONTENTS.........................................................  2

  PART I. FINANCIAL INFORMATION

       ITEM 2.

       Management's Discussion and Analysis of Financial Condition and
       Results of Operations................................................  3

  PART II.  OTHER INFORMATION...............................................  6

  SIGNATURES................................................................  7

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

     Since its inception in January 1992, GeneMedicine, Inc. (the "Company" or "GeneMedicine") has devoted its resources primarily to fund its research and development programs. The Company has been unprofitable since inception and to date has not received any revenues from the sale of products. No assurance can be given that the Company will be able to generate sufficient product revenues to attain profitability on a sustained basis or at all. The Company expects to incur substantial losses for the next several years as it continues to invest in product research and development, preclinical studies, clinical trials and regulatory compliance. At September 30, 1998, the Company's accumulated deficit was approximately $57.6 million.


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

IMPACT OF YEAR 2000 ON INFORMATION SYSTEMS
     Year 2000 exposure is the result of computer programs using two instead of four digits to represent the year. These computer programs may erroneously interpret dates beyond the year 1999, which could cause system failures or other computer errors, leading to disruptions in operations.


     Genemedicine is currently developing and executing a plan to insure that its system and software infrastructure are Year 2000 compliant. GeneMedicine is in the process of conducting an internal review to identify financial information and operations systems and applications from which it has exposure to Year 2000 disruptions in operations. Given the relatively small size of GeneMedicine's information systems and GeneMedicine's predominantly new hardware, software and operating systems, management expects to be Year 2000 compliant by the end of the fourth quarter of 1999.

     Additionally, GeneMedicine has contacted key vendors and other third-parties with which GeneMedicine has a significant relationship to determine their readiness with respect to Year 2000 issues. GeneMedicine has been assured that such third parties are either Year 2000 compliant or will be compliant by the end of the fourth quarter of 1999. GeneMedicine is unable to control whether its current and future strategic partners' and vendors' systems are or will be Year 2000 compliant.

     GeneMedicine has prepared a preliminary estimate of total Year 2000 remediation expenses of $10,000. These anticipated expenses are primarily for training and education of information systems personnel and upgrades of certain software.

     GeneMedicine has not yet evaluated the consequences of its most reasonably likely worst case Year 2000 scenario nor has GeneMedicine completed Year 2000 contingency planning to address the question of what GeneMedicine will do if Year 2000 compliance is not achieved. However at this time, management does not believe that any systems, applications or third-party relationships will have a material impact on GeneMedicine's business, financial condition or results of operations if GeneMedicine is not Year 2000 compliant prior to the end of the fourth quarter of 1999.

                              GENEMEDICINE, INC.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 5.  Other Information

     Pursuant to recent changes to the proxy rules, unless a stockholder who wishes to bring a matter before the stockholders at the Company's 1999 annual meeting of stockholders notifies the Company of such matter prior to March 21, 1999, management will have discretionary authority to vote all shares for which it has proxies in opposition to such matter.

     On October 24, 1998 in connection with the Merger Agreement, the Company and American Stock Transfer & Trust ("AST&T) executed an Amendment to the Rights Agreement between the Company and AST&T, a copy of which is attached hereto as
Exhibit 4.3.



Item 6.   Exhibits and Reports on Form 8-K
          (a)       Exhibit Number      Description
                    --------------      -----------

                         4.3             Amendment to Rights Agreement between Registrant and
                                         American Stock Transfer & Trust Company dated October 24, 1998

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

-------------
+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.

                              GENEMEDICINE, INC.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GENEMEDICINE, INC.



Date: 11/23/1998                    By:  /s/ John M. Dodson
      ----------                         -----------------------------
                                    John M. Dodson
                             Director, Finance & Accounting
                             (on behalf of the Registrant and as the
                             Registrant's Chief Accounting Officer)